Form 10-Q
period 2024-03-31
VanEck Bitcoin Trust
filed 2024-05-13
CIK 1838028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from______________________to______________________.

Commission file number: 001-41908

VanEck Bitcoin Trust

(Exact name of registrant as specified in its charter)

Delaware	85-6811021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o VanEck Digital Assets, LLC

Jonathan R. Simon, Esq.

Matthew A. Babinsky, Esq.

666 Third Avenue, 9th Floor

New York, New York 10017

(Address of principal executive offices) (Zip Code)

(212) 293-2000

(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	HODL	Cboe BZX Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes    ☒ No

The registrant had 8,200,000 outstanding shares as of April 30, 2024.

VanEck Bitcoin Trust

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK BITCOIN TRUST

Statements of Assets and Liabilities

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investment in Bitcoin, at fair value (cost $515,657,187 and $-, respectively)	$619,067,103	$—
Cash	—	100,000
Receivable for shares sold	20,018,933	—
Total assets	639,086,036	100,000

Liabilities
Payable for investments in Bitcoin purchased	4,002,826	—
Contribution received in advance	16,016,107	—
Accrued sponsor fees, related party	17,075	—
Total liabilities	20,036,008	—

Net Assets	$619,050,028	$100,000

Shares issued and outstanding (no par value, unlimited amount authorized)	7,700,000	2,000

Net Asset Value per Share (Note 2)	$80.40	$50.00

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN TRUST

Statement of Operations(a)

For the Three Months Ended March 31, 2024 (Unaudited)

Expenses
Sponsor fee, related party	$122,669
Total expenses	122,669
Sponsor fee waiver, related party	(59,098)
Net expenses	63,571
Net investment loss	(63,571)

Net realized gain and change in unrealized appreciation (depreciation)
Net realized gain on:
Bitcoin sold for redemption of shares	5,947,470
Bitcoin distributed for Sponsor fee, related party	10,977
Total realized gain	5,958,447
Net change in unrealized appreciation (depreciation) on:
Investment in Bitcoin	103,409,916
Total net change in unrealized appreciation (depreciation)	103,409,916

Net realized gain and change in unrealized appreciation (depreciation)	109,368,363

Net increase in net assets resulting from operations	$109,304,792

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of March 31, 2023.

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN TRUST

Statement of Changes in Net Assets(a)

For the Three Months Ended March 31, 2024 (Unaudited)

Net increase in net assets from operations
Net investment loss	$(63,571)
Net realized gain from investment in bitcoin	5,958,447
Change in net unrealized appreciation (depreciation) from investments in bitcoin	103,409,916
Net increase in net assets resulting from operations	109,304,792

Capital share transactions
Contributions for shares issued	530,072,065
Withdrawals for shares redeemed	(20,426,829)
Total capital share transactions	509,645,236
Net increase in net assets	618,950,028

Net assets
Beginning of period	100,000
End of period	$619,050,028

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of March 31, 2023.

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN TRUST

Schedule of Investment as
of March 31, 2024(a)
(Unaudited)

	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in Bitcoin	8,711.14	$515,657,187	$619,067,103	100.00%
Liabilities in excess of assets			(17,075)	0.00 (b)
Net Assets			$619,050,028	100.00%

(a)	No comparative financial statements have been provided as the Trust did not hold any bitcoin as of December 31, 2023.
(b)	Rounds to less than 0.01%.

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN TRUST

Notes to Unaudited Financial Statements

March 31, 2024

Note 1. Organization:

The VanEck Bitcoin Trust (the “Trust”), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in an ownership of the Trust (“Shares”). The Shares are traded on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to reflect the performance of bitcoin less the operating expenses of the Trust. The Trust is managed and controlled by VanEck Digital Assets, LLC (the “Sponsor”), a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The Delaware Trust Company, is the “Trustee” of the Trust.

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

Cash represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of March 31, 2024, the Trust’s cash balance did not exceed the federal insured limits.

C.	Investment Valuation

The Trust values its investments in bitcoin and other assets and liabilities at fair value, daily. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.

The Trust identifies and determines the bitcoin principal market (or in the absence of a principal market, the most advantageous market) for GAAP financial statement purposes consistent with the application of fair value measurement framework in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 as of 4:00 p.m. EST. Under ASC 820, a principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Sponsor on behalf of the Trust will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP.

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

VANECK BITCOIN TRUST

Notes to Unaudited Financial Statements (Continued)

March 31, 2024

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

The following is a summary of the fair value hierarchy as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Investment in Bitcoin	$619,067,103	—	—	$619,067,103

The following represents the changes in quantity of Bitcoin and the respective fair value:

	Bitcoin	Fair Value
Beginning balance as of January 1, 2024	—	$—
Bitcoin contributed	9,023.10	530,070,682
Bitcoin withdrawn	(311.96)	(20,371,942)
Net change in unrealized appreciation on investment in Bitcoin	—	103,409,916
Net realized gain on investment in Bitcoin	—	5,958,447
Ending balance as of March 31, 2024	8,711.14	$619,067,103

The Trust did not hold any bitcoin as of December 31, 2023.

D.	Bitcoin

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

E.	Calculation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings as reconciled to the Bitcoin Custodian’s accounts on a market approach, determined on a daily basis in accordance with the MarketVectorTM Bitcoin Benchmark Rate price at 4:00 pm EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has reviewed the tax positions and has determined that no provision for income tax is required in the Trust’s financial statements.

VANECK BITCOIN TRUST

Notes to Unaudited Financial Statements (Continued)

March 31, 2024

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% of net assets that accrues daily and pays monthly. Prior to February 21, 2024, the Sponsor fee was 0.25%. Effective for the period from March 12, 2024, through March 31, 2025, the Sponsor agreed to waive the entire Sponsor Fee for the first $1.5 billion of the Trust’s net assets. If the Trust’s net assets exceed $1.5 billion prior to March 31, 2025, the Sponsor Fee charged on net assets over $1.5 billion will be 0.20%. All investors will incur the same Sponsor Fee which is the weighted average of those fee rates. After March 31, 2025, the Sponsor Fee will be 0.20%. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Sponsor from time to time will sell bitcoin, which may be facilitated by the custodian, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not a separate expense of the Trust.

The Trust holds its bitcoin at Gemini Trust Company, LLC (the “Bitcoin Custodian”), a regulated third-party custodian that carries insurance and is chartered as a trust company under the New York Banking Law and serves as a fiduciary responsible for safekeeping of bitcoin owned by the Trust and holding the private keys that provide access to the bitcoin in the Trust’s bitcoin account.

State Street Bank and Trust Company serves as the Trust’s administrator, transfer agent and cash custodian.

Note 4. Related Parties

The Sponsor is considered to be a related party to the Trust.

MarketVector Indexes GmbH is the index sponsor and index administrator for the MarketVector Bitcoin Benchmark Rate, which is used by the Trust to determine its net asset value. MarketVector Indexes GmbH is an indirectly wholly-owned subsidiary of VanEck.

Van Eck Securities Corporation, a marketing agent to the Trust, is a wholly owned-subsidiary of VanEck.

VanEck is the initial seed investor (“Seed Capital Investor”) on December 21, 2023. On January 4, 2024, the Seed Capital Investor purchased additional shares (see Note 5).

VanEck is a minority interest holder in the parent company of the Bitcoin Custodian, representing less than 1% of its equity.

Note 5. Capital Share Transactions

Investors can buy and sell Shares of the Trust in secondary market transactions through brokers. Shares trade on the Exchange under the ticker symbol HODL. Shares are bought and sold throughout the trading day like other publicly traded securities.

The Trust continuously offers the Trust Shares in creation baskets consisting of 25,000 Shares to authorized participants. Prior to March 4, 2024, the Trust offered creation baskets consisting of 50,000 Shares to authorized participants. Authorized participants pay a transaction fee for each order they place to create or redeem one or more creation baskets. The Administrator calculates the cost to purchase (or sell in the case of a redemption order) the amount of bitcoin represented by the baskets being created (or redeemed); the amount of bitcoin represented is equal to the combined NAV of the number of Shares included in the baskets being created (or redeemed).

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

VANECK BITCOIN TRUST

Notes to Unaudited Financial Statements (Continued)

March 31, 2024

baskets is properly received. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s custodian in order to facilitate settlement of the Shares and bitcoin.

Share and Capital activity is as follows:

	Shares		Amount
Beginning of period	2,000	(a)	$100,000
Shares issued	7,975,000	(b)	530,072,065
Shares redeemed	(277,000)	(b)	(20,426,829)
End of period	7,700,000		$509,745,236

(a)	Van Eck Associates Corporation was the sole shareholder as of December 31, 2023.
(b)	On January 4, 2024, the 2,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising of 1,450,000 Shares at a per-Share price of $50.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $72,500,000, which resulted in the Trust receiving 1,640.92 bitcoin.

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

VANECK BITCOIN TRUST

Notes to Unaudited Financial Statements (Continued)

March 31, 2024

Note 8. Financial Highlights

The financial highlights summarize certain per share operating information and financial ratios of net investment income and expenses, to daily average net assets for the three months ended March 31, 2024. An individual investor’s return and ratios may vary from these percentages based on the timing of capital transactions:

Net asset value per share, beginning of period(a)	$50.00

From investment operations:
Net investment loss(b)	(0.02)
Net realized gain and change in unrealized appreciation/depreciation on investments in bitcoin	30.42
Total increase resulting from operations	30.40

Net asset value per share, end of period	$80.40

Total return (%)(c)	60.80

Ratios to average net assets(d)
Expenses before fee waiver (%)	0.21
Expenses after fee waiver (%)	0.11
Net investment loss (%)	(0.11)
Portfolio turnover rate(e)	6.06%

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of March 31, 2023.
(b)	Net investment income per share has been calculated based upon an average of daily shares outstanding.
(c)	Total return calculation is based on the value of a single share of participation outstanding throughout the period. It represents the percentage change in the net asset value per share between the beginning and end of the period and is not annualized.
(d)	Annualized.
(e)	Not Annualized.

Note 9. Subsequent Event Review

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no material events that would require disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Computation of Net Asset Value

The Trust’s NAV is calculated based on the Trust’s net asset holdings as reconciled to the Bitcoin Custodian’s accounts on a market approach, determined on a daily basis in accordance with the MarketVectorTM Bitcoin Benchmark Rate price at 4:00 p.m. EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

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

Significant Accounting Policies

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. A description of the valuation of bitcoin, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Computation of Net Asset Value” above. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended March 31, 2024

The Trust’s net asset value increased from $100,000 at December 31, 2023 to $619,050,028 at March 31, 2024, a 618,950% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding shares, which increased from 2,000 Shares at December 31, 2023 to 7,700,000 Shares at March 31, 2024, a consequence of 7,975,000 Shares (241 Baskets) being created and 277,000 Shares (9 Baskets) being redeemed during the period and an increase in the price of bitcoin, which grew 60.17% from $44,182.40 at January 4, 2024 to $70,766.04 at March 31, 2024.

The 60.80% increase in the NAV from $50.00 at December 31, 2023 to $80.40 at March 31, 2024 is directly related to the 66.74% increase in the price of bitcoin and impact from seed capital during this period.

The NAV increased less than the price of bitcoin on a percentage basis due to the Sponsor Fee, which, net of Sponsor Fee waiver, was $63,571 for the quarter, or 0.11% of the Trust’s average weighted assets of $239,311,214 during the quarter, and the seed capital period. The NAV of $82.73 on March 13, 2024, was the highest during the quarter, compared with a low during the quarter of $44.40 on January 23, 2024.

Net increase in net assets resulting from operations for the quarter ended March 31, 2024, was $109,304,792 resulting from an unrealized gain on investment in bitcoin of $103,409,916, a net realized gain of $5,947,470 on bitcoin sold for the redemption of Shares, a net realized gain of $10,977 from bitcoin sold to pay expenses during the quarter, and a net investment loss of $63,571. Other than the Sponsor Fee of $63,571, the Trust had no other expenses during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the period ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 277,000 Shares (9 Baskets) were redeemed during the quarter ended March 31, 2024.

Period	Total Number of Shares Redeemed	Average Per Share

01/01/24 to 01/31/24	2,000	$50.00
02/01/24 to 02/29/24	50,000	68.30
03/01/24 to 03/31/24	225,000	75.16
Total	277,000	$73.74

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on December 30, 2020

4.1	Third Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on March 1, 2024

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

VANECK DIGITAL ASSETS, LLC
Sponsor of VanEck Bitcoin Trust

By:	/s/ Jan F. van Eck*
Jan F. van Eck President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John J. Crimmins*
John J. Crimmins Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: May 13, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC., the Sponsor of the Registrant.

