Form 10-Q
period 2024-06-30
VanEck Bitcoin Trust
filed 2024-08-13
CIK 1838028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-41908

VanEck Bitcoin Trust

(Exact name of registrant as specified in its charter)

Delaware	85-6811021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 9,925,000 outstanding shares as of July 31, 2024.

VanEck Bitcoin Trust

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK BITCOIN TRUST

Statements of Assets and Liabilities

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Investment in bitcoin, at fair value (cost $601,205,139 and $-, respectively)	$614,747,718	$—
Cash	—	100,000
Total assets	614,747,718	100,000

Liabilities
Total liabilities	—	—

Net assets	$614,747,718	$100,000

Shares issued and outstanding (no par value, unlimited amount authorized)	8,775,000	2,000

Net Asset Value per Share (Note 2)	$70.06	$50.00

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN TRUST

Statements of Operations (Unaudited)

	Three Months Ended June 30, 2024(a)	Six Months Ended June 30, 2024(a)
Expenses
Sponsor fee, related party	$312,510	$435,179
Total expenses	312,510	435,179
Sponsor fee waiver, related party	(312,510)	(371,608)
Net expenses	—	63,571
Net investment loss	—	(63,571)
Net realized gain and change in unrealized appreciation (depreciation)
Net realized gain on:
Bitcoin sold for redemption of shares	3,076,982	9,024,452
Bitcoin distributed for Sponsor fee, related party	—	10,977
Net realized gain	3,076,982	9,035,429

Net change in unrealized appreciation (depreciation)	(89,867,337)	13,542,579

Net realized gain and change in unrealized appreciation (depreciation)	(86,790,355)	22,578,008

Net increase (decrease) in net assets resulting from operations	$(86,790,355)	$22,514,437

(a)	No prior year comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2023.

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN TRUST

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended June 30, 2024(a)	Six Months Ended June 30, 2024(a)
Net increase (decrease) from investment operations
Net investment loss	$—	$(63,571)
Net realized gain from investment in bitcoin	3,076,982	9,035,429
Change in net unrealized appreciation (depreciation) from investments in bitcoin	(89,867,337)	13,542,579
Net increase (decrease) in net assets resulting from operations	(86,790,355)	22,514,437

Capital share transactions
Contributions for shares issued	133,298,530	663,370,595
Withdrawals for shares redeemed	(50,810,485)	(71,237,314)
Total capital share transactions	82,488,045	592,133,281
Net increase (decrease) in net assets	(4,302,310)	614,647,718

Net assets:
Beginning of period	619,050,028	100,000
End of period	$614,747,718	$614,747,718

(a)	No prior year comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2023.

The accompanying notes are an integral part of these financial statements.

3

VANECK BITCOIN TRUST

Schedule of Investment as

of June 30, 2024(a)

(Unaudited)

	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	9,927.02	$601,205,139	$614,747,718	100.00%
Net Assets			$614,747,718	100.00%

(a)	No comparative financial statements have been provided as the Trust did not hold any bitcoin as of December 31, 2023.

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN TRUST

Notes to the Unaudited Financial Statements

June 30, 2024

Note 1. Organization:

The VanEck Bitcoin Trust (the “Trust”), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in an ownership of the Trust (“Shares”). The Shares are traded on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to reflect the performance of bitcoin less the operating expenses of the Trust. The Trust is managed and controlled by VanEck Digital Assets, LLC (the “Sponsor”), a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The CSC Delaware Trust Company, is the “Trustee” of the Trust.

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

Cash represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of June 30, 2024, the Trust’s cash balance did not exceed the federal insured limits.

C.	Investment Valuation

The Trust values its investments in bitcoin and other assets and liabilities at fair value, daily. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.

The Trust identifies and determines the bitcoin principal market (or in the absence of a principal market, the most advantageous market) for GAAP financial statement purposes consistent with the application of fair value measurement framework in Financial Accounting Standards Board (“FASB”) ASC 820 as of 4:00 p.m. EST. Under ASC 820, a principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Sponsor on behalf of the Trust will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP.

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

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be
5

VANECK BITCOIN TRUST

Notes to the Unaudited Financial Statements (Continued)

June 30, 2024

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

The following is a summary of the fair value hierarchy as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$614,747,718	$—	$—	$614,747,718

The following represents the changes in quantity of bitcoin and the respective fair value:

	Bitcoin	Fair Value
Beginning balance as of January 1, 2024	—	$—
Bitcoin contributed	11,031.13	663,366,610
Bitcoin withdrawn	(1,104.11)	(71,196,900)
Net change in unrealized appreciation on investment in bitcoin	—	13,542,579
Net realized gain on investment in bitcoin	—	9,035,429
Ending balance as of June 30, 2024	9,927.02	$614,747,718

The Trust did not hold any bitcoin as of December 31, 2023.

D.	Bitcoin

Bitcoin transactions are accounted for on trade date. Realized gains and losses on sale of bitcoin are determined based on the average cost method. Proceeds received by the Trust from the issuance of creation baskets consist of bitcoin. Deposits of bitcoin are held by the Gemini Trust Company, LLC (the “Bitcoin Custodian”) on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the Bitcoin Custodian to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

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

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% of net assets that accrues daily and pays monthly. Prior to February 21, 2024, the Sponsor Fee was 0.25%. Effective for the period from March 12, 2024, through

VANECK BITCOIN TRUST

Notes to the Unaudited Financial Statements (Continued)

June 30, 2024

March 31, 2025, the Sponsor agreed to waive the entire Sponsor Fee for the first $1.5 billion of the Trust’s net assets. If the Trust’s net assets exceed $1.5 billion prior to March 31, 2025, the Sponsor Fee charged on net assets over $1.5 billion will be 0.20%. All investors will incur the same Sponsor Fee which is the weighted average of those fee rates. After March 31, 2025, the Sponsor Fee will be 0.20%. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Sponsor from time to time will sell bitcoin, which may be facilitated by one or more liquidity providers and/or the Bitcoin Custodian, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not a separate expense of the Trust.

The Trust holds its bitcoin at the Bitcoin Custodian, a regulated third-party custodian that carries insurance and is chartered as a trust company under the New York Banking Law and serves as a fiduciary responsible for safekeeping of bitcoin owned by the Trust and holding the private keys that provide access to the bitcoin in the Trust’s bitcoin account.

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

VanEck was the initial seed investor (“Seed Capital Investor”) on December 21, 2023. On January 4, 2024, the Seed Capital Investor purchased additional shares (see Note 5). As of June 30, 2024, the Seed Capital Investor’s ownership in the Trust represents approximately 13% of net assets.

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

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of bitcoin represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. For an order to create baskets, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase bitcoin from a liquidity provider chosen by the Sponsor. For an order to redeem baskets, the Sponsor will arrange for the bitcoin represented by the basket to be sold to a liquidity provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant in exchange for their Shares. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s Bitcoin Custodian in order to facilitate settlement of the Shares and bitcoin.

VANECK BITCOIN TRUST

Notes to the Unaudited Financial Statements (Continued)

June 30, 2024

Share and Capital activity is as follows:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Shares		Amount	Shares		Amount
Beginning of period	7,700,000	(a)	$509,745,236	2,000	(a)	$100,000
Shares issued	1,775,000	(b)	133,298,530	9,750,000	(b)	663,370,595
Shares redeemed	(700,000)	(b)	(50,810,485)	(977,000)	(b)	(71,237,314)
Ending of period	8,775,000		$592,233,281	8,775,000		$592,233,281

(a)	Van Eck Associates Corporation was the sole shareholder as of December 31, 2023.
(b)	On January 4, 2024, the 2,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising of 1,450,000 Shares at a per-Share price of $50.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $72,500,000, which resulted in the Trust receiving 1,640.92 bitcoin.

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

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the value of bitcoin due to a number of factors. Accordingly, a decline in the value of bitcoin will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of bitcoin include high volatility, which could have a negative impact on the performance of the Trust. Bitcoin platforms are relatively new and, may be unregulated, or may be subject to regulation in a relevant jurisdiction, but may not be complying and, therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the Bitcoin network. The slowing or stopping of the development or acceptance of the Bitcoin network may adversely affect an investment in the Trust. The price of bitcoin on the bitcoin market has exhibited periods of extreme volatility. Digital assets such as bitcoin were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of bitcoin represented by the Shares may decline over time.

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

VANECK BITCOIN TRUST

Notes to the Unaudited Financial Statements (Continued)

June 30, 2024

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment income and expenses, to daily average net assets for the three months and six months ended June 30, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net asset value per share, beginning of period	$80.40	$50.00

From investment operations:
Net investment loss(b)	0.00	(0.01)
Net realized gain and change in unrealized appreciation/depreciation on investments in bitcoin	(10.34)	20.07
Total increase (decrease) resulting from operations	(10.34)	20.06

Net asset value per share, end of period	$70.06	$70.06

Total return (%)(c)	(12.86)%	40.12%

Ratios to average net assets(d)
Expenses before fee waiver (%)	0.20	0.20
Expenses after fee waiver (%)	0.00	0.03
Net investment loss (%)	0.00	(0.03)
Portfolio turnover rate(c)	8.25%	14.96%

(a)	No prior year comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2023.
(b)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(c)	Non-annualized.
(d)	Annualized.

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

Results of Operations

The Quarter Ended June 30, 2024

The Trust’s net asset value decreased from $619,050,028 at March 31, 2024 to $614,747,718 at June 30, 2024, a 1% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of bitcoin, which contracted 12.86% from $71,066 at March 31, 2024 to $61,926 at June 30, 2024. In addition, the number of outstanding shares increased from 7,700,000 Shares at March 31, 2024 to 8,775,000 Shares at June 30, 2024. This is the result of 1,775,000 Shares (71 Baskets) being created and 700,000 Shares (28 Baskets) being redeemed during the period.

The 12.86% decrease in the NAV per Share from $80.40 at March 31, 2024 to $70.06 at June 30, 2024 is directly related to the 12.86% decrease in the price of bitcoin during this period.

The NAV per Share of $81.25 on April 8, 2024, was the highest during the quarter, compared with a low during the quarter of $65.49 on May 1, 2024.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2024, was $86,790,355 resulting from a net change in unrealized depreciation on investment in bitcoin of $89,867,337, a net realized gain of $3,076,982 on bitcoin sold for the redemption of Shares and a net investment income of $0. The Trust had no expenses during the quarter as they were all waived by the Sponsor.

The Six-Month Period Ended June 30, 2024

The Trust’s net asset value increased from $100,000 at December 31, 2023 to $614,747,718 at June 30, 2024, a 614,648% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding shares, which increased from 2,000 Shares at December 31, 2023 to 8,775,000 Shares at June 30, 2024. This is the result of 9,750,000 Shares (312 Baskets) being created and 977,000 Shares (37 Baskets) being redeemed during the period, and an increase in the price of bitcoin, which grew 40.16% from $44,182 at January 4, 2024 to $61,926 at June 30, 2024.

The 40.12% increase in the NAV per Share from $50.00 at December 31, 2023 to $70.06 at June 30, 2024 is directly related to the 40.16% increase in the price of bitcoin during this period.

The NAV per Share of $82.73 on March 13, 2024, was the highest during the period, compared with a low during the period of $44.40 on January 23, 2024.

Net increase in net assets resulting from operations for the six-month period ended June 30, 2024, was $22,514,437, resulting from an unrealized gain on investment in bitcoin of $13,542,579, a net realized gain of $9,024,452 on bitcoin sold for the redemption of Shares, a net realized gain of $10,977 from bitcoin sold to pay expenses during the six-month period, and a net investment loss of $63,571. Other than the Sponsor Fee of $63,571, the Trust had no other expenses during the six-month period.

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

a) None.

b) Not applicable.

c) 700,000 Shares (28 Baskets) were redeemed during the quarter ended June 30, 2024.

Period	Total Number of Shares Redeemed	Average Per Share

04/01/24 to 04/30/24	50,000	$74.02
05/01/24 to 05/31/24	175,000	71.16
06/01/24 to 06/30/24	475,000	72.96
Total	700,000	$72.59

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on December 30, 2020

4.1	Third Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on March 1, 2024

10.1	Additional Bitcoin Custodian Agreement incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on June 26, 2024.

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

Date: August 13, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC., the Sponsor of the Registrant.

