Form 10-Q
period 2024-09-30
VanEck Bitcoin ETF
filed 2024-11-12
CIK 1838028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-41908

VanEck Bitcoin ETF

(Exact name of registrant as specified in its charter)

Delaware	85-6811021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o VanEck Digital Assets, LLC
Jonathan R. Simon, Esq.
Matthew A. Babinsky, Esq.
666 Third Avenue, 9th Floor
New York, New York 10017
(Address of principal executive offices) (Zip Code)

(212) 293-2000
(Registrant’s telephone number, including area code)

VanEck Bitcoin Trust

(Former name, former address and former fiscal year, if changed since last report)

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

The registrant had 11,625,000 outstanding shares as of October 31, 2024.

VanEck Bitcoin ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK BITCOIN ETF
Statements of Assets and Liabilities

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Investment in bitcoin, at fair value (cost $734,419,508 and $-, respectively)	$759,376,653	$—
Cash	—	100,000
Total assets	759,376,653	100,000

Liabilities
Total liabilities	—	—

Net assets	$759,376,653	$100,000

Shares issued and outstanding (no par value, unlimited amount authorized)	10,600,000	2,000

Net Asset Value per Share (Note 2)	$71.64	$50.00

The accompanying notes are an integral part of these financial statements.

1

VANECK BITCOIN ETF Statements of Operations (Unaudited)

	Three Months Ended September 30, 2024(a)	Nine Months Ended September 30, 2024(a)
Expenses
Sponsor fee, related party	$336,577	$771,756
Total expenses	336,577	771,756
Sponsor fee waiver, related party	(336,577)	(708,185)
Net expenses	—	63,571
Net investment income (loss)	—	(63,571)
Net realized gain and change in unrealized appreciation (depreciation)
Net realized gain on:
Bitcoin sold for redemption of shares	4,496,902	13,521,354
Bitcoin distributed for Sponsor fee, related party	—	10,977
Net realized gain	4,496,902	13,532,331

Net change in unrealized appreciation (depreciation)	11,414,566	24,957,145

Net realized gain and change in unrealized appreciation (depreciation)	15,911,468	38,489,476

Net increase in net assets resulting from operations	$15,911,468	$38,425,905

(a)	No prior year comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2023.

The accompanying notes are an integral part of these financial statements.

2

VANECK BITCOIN ETF Statements of Changes in Net Assets (Unaudited)

	Three Months Ended September 30, 2024(a)	Nine Months Ended September 30, 2024(a)
Net increase from investment operations
Net investment income (loss)	$—	$(63,571)
Net realized gain from investment in bitcoin	4,496,902	13,532,331
Change in net unrealized appreciation (depreciation) from investments in bitcoin	11,414,566	24,957,145
Net increase in net assets resulting from operations	15,911,468	38,425,905

Capital Share transactions
Contributions for shares issued	224,740,268	888,110,863
Withdrawals for shares redeemed	(96,022,801)	(167,260,115)
Total capital share transactions	128,717,467	720,850,748
Net increase in net assets	144,628,935	759,276,653

Net assets:
Beginning of period	614,747,718	100,000
End of period	$759,376,653	$759,376,653

(a)	No prior year comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2023.

The accompanying notes are an integral part of these financial statements.

3

VANECK BITCOIN ETF

Schedule of Investment as

of September 30, 2024(a)

(Unaudited)

	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	11,991.62	$734,419,508	$759,376,653	100.00%
Net Assets			$759,376,653	100.00%

(a)	No comparative financial statements have been provided as the Trust did not hold any bitcoin as of December 31, 2023.

The accompanying notes are an integral part of these financial statements.

4

VANECK BITCOIN ETF

Notes to the Unaudited Financial Statements

September 30, 2024

Note 1. Organization:

The VanEck Bitcoin ETF (the “Trust”) (formerly known as VanEck Bitcoin Trust), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in an ownership of the Trust (the “Shares”). The Shares are traded on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to reflect the performance of the price of bitcoin less the operating expenses of the Trust. The Trust is managed and controlled by VanEck Digital Assets, LLC (the “Sponsor”), a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The CSC Delaware Trust Company is the “Trustee” of the Trust.

Note 2. Significant Accounting Policies:

A.	Basis of Preparation and Use Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 946 Financial Services—Investment Companies (“ASC Topic 946”), but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

B.	Cash

Cash represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of September 30, 2024, the Trust’s cash balance did not exceed the federal insured limits.

C.	Investment Valuation

The Trust values its investment in bitcoin and other assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.

The Trust identifies and determines the bitcoin principal market (or in the absence of a principal market, the most advantageous market) for GAAP financial statement purposes consistent with the application of fair value measurement framework in Financial Accounting Standards Board (“FASB”) ASC 820 at 11:59 p.m. EST. Under ASC 820, a principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Sponsor on behalf of the Trust will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP.

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
5

VANECK BITCOIN ETF

Notes to the Unaudited Financial Statements (Continued)

September 30, 2024

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

The following is a summary of the fair value hierarchy as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$759,376,653	$—	$—	$759,376,653

The following represents the changes in quantity of bitcoin and the respective fair value:

	Bitcoin	Fair Value
Beginning balance as of January 1, 2024	—	$—
Bitcoin contributed	14,594.68	888,102,978
Bitcoin withdrawn	(2,603.06)	(167,215,801)
Net change in unrealized appreciation on investment in bitcoin	—	24,957,145
Net realized gain on investment in bitcoin	—	13,532,331
Ending balance as of September 30, 2024	11,991.62	$759,376,653

The Trust did not hold any bitcoin as of December 31, 2023.

D.	Bitcoin

Bitcoin transactions are accounted for on trade date. Realized gains and losses on sale of bitcoin are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of bitcoin. Proceeds received by the Trust from the issuance of baskets consist of bitcoin. Deposits of bitcoin are held by Gemini Trust Company, LLC (the “Bitcoin Custodian”) and may be held at Coinbase Custody Trust Company, LLC (the “Additional Bitcoin Custodian”, and collectively the “Bitcoin Custodians”), on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the Bitcoin Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

E.	Calculation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings as reconciled to the Bitcoin Custodians’ accounts on a market approach, determined on a daily basis in accordance with the MarketVectorTM Bitcoin Benchmark Rate price at 4:00 pm EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has reviewed the tax positions as of September 30, 2024 and has determined that no provision for income tax is required in the Trust’s financial statements.
6

VANECK BITCOIN ETF

Notes to the Unaudited Financial Statements (Continued)

September 30, 2024

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% of net assets that accrues daily and pays monthly. Prior to February 21, 2024, the Sponsor Fee was 0.25% of net assets. Effective for the period from March 12, 2024, through March 31, 2025, the Sponsor agreed to waive the entire Sponsor Fee for the first $1.5 billion of the Trust’s net assets. If the Trust’s net assets exceed $1.5 billion prior to March 31, 2025, the Sponsor Fee charged on net assets over $1.5 billion will be 0.20% of net assets. All investors will incur the same Sponsor Fee which is the weighted average of those fee rates. After March 31, 2025, the Sponsor Fee will be 0.20% of net assets. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Sponsor from time to time will sell bitcoin, which may be facilitated by one or more liquidity providers and/or the Bitcoin Custodian, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not a separate expense of the Trust.

The Trust holds its bitcoin at the Bitcoin Custodian and may also hold bitcoin at the Additional Bitcoin Custodian, both of which are regulated third-party custodians that carry insurance (in the case of the Additional Bitcoin Custodian, such insurance is carried by its parent, Coinbase Inc., and is intended to cover the loss of client assets held by Coinbase Inc. and its subsidiaries, including the Additional Bitcoin Custodian) and are responsible for safekeeping of bitcoin owned by the Trust and holding private keys that provide access to the bitcoin in the Trust’s bitcoin account.

State Street Bank and Trust Company serves as the Trust’s administrator, transfer agent and cash custodian.

Note 4. Related Parties

The Sponsor is considered to be a related party to the Trust.

MarketVector Indexes GmbH is the index sponsor and index administrator for the MarketVector Bitcoin Benchmark Rate, which is used by the Trust to determine its NAV. MarketVector Indexes GmbH is an indirectly wholly-owned subsidiary of VanEck.

Van Eck Securities Corporation, a marketing agent to the Trust, is a wholly owned-subsidiary of VanEck.

VanEck was the initial seed investor (“Seed Capital Investor”) on December 21, 2023. On January 4, 2024, the Seed Capital Investor purchased additional shares (see Note 5). As of September 30, 2024, the Seed Capital Investor’s ownership in the Trust represents approximately 10% of net assets.

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

The Trust continuously offers the Trust Shares in baskets consisting of 25,000 Shares to authorized participants. Prior to March 4, 2024, the Trust offered baskets consisting of 50,000 Shares to authorized participants. Authorized participants pay a transaction fee for each order they place to create or redeem one or more baskets. The Administrator calculates the cost to purchase (or sell in the case of a redemption order) the amount of bitcoin represented by the baskets being created (or redeemed); the amount of bitcoin represented is equal to the combined NAV of the number of Shares included in the baskets being created (or redeemed).

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of bitcoin represented by the baskets being created or redeemed, the amount which is equal to the combined NAV of the number of Shares included in the baskets being

VANECK BITCOIN ETF

Notes to the Unaudited Financial Statements (Continued)

September 30, 2024

created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. For an order to create baskets, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase bitcoin from a liquidity provider chosen by the Sponsor. For an order to redeem baskets, the Sponsor will arrange for the bitcoin represented by the basket to be sold to a liquidity provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant in exchange for their Shares. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s Bitcoin Custodians to facilitate settlement of the Shares and bitcoin.

Share and capital activity is as follows:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount	Shares		Amount
Beginning of period	8,775,000	$592,233,281	2,000	(a)	$100,000
Shares issued	3,150,000	224,740,268	12,900,000	(b)	888,110,863
Shares redeemed	(1,325,000)	(96,022,801)	(2,302,000)	(b)	(167,260,115)
Ending of period	10,600,000	$720,950,748	10,600,000		$720,950,748

(a)	VanEck was the sole shareholder as of December 31, 2023.
(b)	On January 4, 2024, the 2,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising of 1,450,000 Shares at a per-Share price of $50.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $72,500,000, which resulted in the Trust receiving 1,640.92 bitcoin.

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

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the value of bitcoin due to a number of factors. Accordingly, a decline in the value of bitcoin will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of bitcoin include high volatility, which could have a negative impact on the performance of the Trust. Bitcoin platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the Bitcoin network. The slowing or stopping of the development or acceptance of the Bitcoin network may adversely affect an investment in the Trust. The price of bitcoin on the bitcoin market has exhibited periods of extreme volatility. Digital assets such as bitcoin were only introduced within the past few decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of bitcoin represented by the Shares may decline over time.

Future and current regulations by a United States or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust. Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the Commodity Exchange Act. Future legal or regulatory developments may negatively affect the value of bitcoin or require the Trust or the Sponsor to become registered with the Securities and Exchange Commission (the “SEC”) or Commodity Futures Trading Commission, which may cause the Trust to liquidate.

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares. The market infrastructure of the bitcoin spot market could result in the absence of active authorized participants able to support the trading activity of the Trust.

VANECK BITCOIN ETF

Notes to the Unaudited Financial Statements (Continued)

September 30, 2024

Shareholders that are not authorized participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment income and expenses, to daily average net assets for the three months and nine months ended September 30, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net asset value per share, beginning of period	$70.06	$50.00

From investment operations:
Net investment loss(b)	0.00	(0.01)
Net realized gain and change in unrealized appreciation/depreciation on investments in bitcoin	1.58	21.65
Total increase (decrease) resulting from operations	1.58	21.64

Net asset value per share, end of period	$71.64	$71.64

Total return(c)	2.26%	43.28%

Ratios to average net assets(d)
Expenses before fee waiver	0.20%	0.20%
Expenses after fee waiver	0.00%	0.02%
Net investment loss	0.00%	(0.02)%
Portfolio turnover rate(c)	13.93%	30.11%

(a)	No prior year comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2023.
(b)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(c)	Non-annualized.
(d)	Annualized.

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

Computation of Net Asset Value

The Trust’s NAV is calculated based on the Trust’s net asset holdings as reconciled to the Bitcoin Custodians’ accounts on a market approach, determined on a daily basis in accordance with the MarketVectorTM Bitcoin Benchmark Rate price at 4:00 p.m. EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

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

Results of Operations

The Quarter Ended September 30, 2024

The Trust’s NAV increased from $614,747,718 at June 30, 2024 to $759,376,653 at September 30, 2024, a 24% increase. The increase in the Trust’s net asset value resulted primarily from the number of outstanding shares increasing from 8,775,000 Shares at June 30, 2024 to 10,600,000 Shares at September 30, 2024. This is the net result of 3,150,000 Shares (126 Baskets) being created and 1,325,000 Shares (53 Baskets) being redeemed during the period. In addition, the price of bitcoin grew 2.26% from $61,926 at June 30, 2024 to $63,326 at September 30, 2024.

The 2.26% increase in the NAV per Share from $70.06 at June 30, 2024 to $71.64 at September 30, 2024 is directly related to the 2.26% increase in the price of bitcoin during this period.

The NAV per Share of $76.75 on July 22, 2024, was the highest during the quarter, compared with a low during the quarter of $60.09 on August 5, 2024.

Net increase in net assets resulting from operations for the quarter ended September 30, 2024, was $15,911,468 resulting from a net unrealized appreciation on investment in bitcoin of $11,414,566, a net realized gain of $4,496,902 on bitcoin sold for the redemption of Shares and a net investment income of $0. The Trust had no expenses during the quarter as they were all waived by the Sponsor.

The Nine-Month Period Ended September 30, 2024

The Trust’s net asset value increased from $100,000 at December 31, 2023 to $759,376,653 at September 30, 2024, a 759,277% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding shares, which increased from 2,000 Shares at December 31, 2023 to 10,600,000 Shares at September 30, 2024. This is the net result of 12,900,000 Shares (438 Baskets) being created and 2,302,000 Shares (90 Baskets) being redeemed during the period, and an increase in the price of bitcoin, which grew 43.33% from $44,182 at January 4, 2024 to $63,326 at September 30, 2024.

The 43.28% increase in the NAV per Share from $50.00 at December 31, 2023 to $71.64 at September 30, 2024 is directly related to the 43.33% increase in the price of bitcoin during this period.

The NAV per Share of $82.73 on March 13, 2024, was the highest during the period, compared with a low during the period of $44.40 on January 23, 2024.

Net increase in net assets resulting from operations for the nine-month period ended September 30, 2024, was $38,425,905, resulting from an net unrealized appreciation on investment in bitcoin of $24,957,145, a net realized gain of $13,521,354 on bitcoin sold for the redemption of Shares, a net realized gain of $10,977 from bitcoin sold to pay expenses during the nine-month period, and a net investment loss of $63,571. Other than the Sponsor Fee of $63,571, the Trust had no other expenses during the nine-month period.

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

a) None.

b) Not applicable.

c) 1,325,000 Shares (53 Baskets) were redeemed during the quarter ended September 30, 2024.

Period	Total Number of Shares Redeemed	Average Per Share

07/01/24 to 07/31/24	575,000	$76.44
08/01/24 to 08/31/24	625,000	70.20
09/01/24 to 09/30/24	125,000	65.52
Total	1,325,000	$72.47

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on December 30, 2020

3.2	Certificate of Amendment to Certificate of Trust incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Registrant on August 20, 2024

4.1	Third Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on March 1, 2024

4.2	Amendment No. 1 to the Third Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on August 20, 2024

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

VANECK DIGITAL ASSETS, LLC
Sponsor of VanEck Bitcoin ETF

By:	/s/ Jan F. van Eck*
Jan F. van Eck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John J. Crimmins*
John J. Crimmins
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 12, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC., the Sponsor of the Registrant.

