Form 10-K
period 2024-12-31
VanEck Bitcoin ETF
filed 2025-03-26
CIK 1838028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2024, the aggregate market value of the VanEck Bitcoin ETF held by non-affiliates was approximately $533,506,900.

As of February 28, 2025, the Registrant had 50,225,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

ii

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for bitcoin and the “Shares”), the operations of VanEck Bitcoin ETF (the “Trust”), the plans of VanEck Digital Assets, LLC, the sponsor of the Trust (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Risk Factors Summary

The following is only a summary of the principal risks that could materially and adversely affect our business, financial condition, results of operations and cash flows, which should be read in conjunction with the detailed description of these risks in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

●	The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

●	The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of bitcoin as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the bitcoin blockchain.

●	Due to the nature of private keys, bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoin may be irretrievable. As a result, any incorrectly executed bitcoin transactions could adversely affect an investment in the Trust.

●	The value of the Shares relates directly to the value of bitcoin, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●	The MarketVectorTM Bitcoin Benchmark Rate (the “Index”) has a limited history, the Index price could fail to track the global bitcoin price, and a failure of the Index price could adversely affect the value of the Shares.
iii

●	The Index price used to calculate the value of the Trust’s bitcoin may be volatile, adversely affecting the value of the Shares.

●	Security threats to the Trust’s accounts with the Gemini Trust Company, LLC (the “Bitcoin Custodian”) or Coinbase Custody Trust Company, LLC (the “Additional Bitcoin Custodian”, and together with the Bitcoin Custodian, the “Bitcoin Custodians”) could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

●	Due to the unregulated nature and lack of transparency surrounding the operations of bitcoin trading platforms, which may be subject to regulation in a relevant jurisdiction, but may not be complying, they may experience fraud, manipulation, security failures or operational problems, which may adversely affect the value of bitcoin and, consequently, the value of the Shares.

●	Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of bitcoin or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of bitcoins, mining activity, digital wallets, the provision of services related to trading and custodying bitcoin, the operation of the bitcoin network, or the digital asset markets generally.

●	The holders of Shares (the “Shareholders”) do not have the protections associated with ownership of Shares in an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”) or the protections afforded by the Commodity Exchange Act of 1936, as amended (the “CEA”).

●	If regulatory changes or interpretations of a financial firm that is authorized to purchase or redeem Shares with the Trust (known as “Authorized Participants”), a third party selected by the Sponsor to purchase bitcoin from (such third party, a “Liquidity Provider”), the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, Liquidity Provider, the Trust or the Sponsor as a money service business under the regulations promulgated by the U.S. Department of Treasury Financial Crimes Enforcement Network (“FinCEN”) under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, Liquidity Provider, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

●	The treatment of digital assets for U.S. federal income tax purposes is uncertain.

●	Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.
iv

v

PART I

Item 1. Business.

All Share amounts and per Share amounts referenced in Item 1 have been adjusted to reflect the 4 for 1 share split that occurred on February 14, 2025.

Summary

The VanEck Bitcoin ETF (the “Trust”) was formed as a Delaware statutory trust on December 17, 2020. The Trust operates pursuant to the Third Amended and Restated Trust Agreement dated as of March 1, 2024 (the “Trust Agreement”). The purpose of the Trust is to own bitcoin transferred to the Trust in exchange for shares issued by the Trust (the “Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist primarily of bitcoin held by a third-party custodian.

The Trust is managed and controlled by the sponsor VanEck Digital Assets, LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). Gemini Trust Company, LLC (the “Bitcoin Custodian”) and Coinbase Custody Trust Company, LLC (the “Additional Bitcoin Custodian”, and together with the Bitcoin Custodian, the “Bitcoin Custodians”) are the custodians of the Trust, who hold all of the Trust’s bitcoin on the Trust’s behalf. State Street Bank and Trust Company (“State Street”) serves as the Trust’s administrator (the “Administrator”), the transfer agent for the Trust (the “Transfer Agent”) and the cash custodian of the Trust (the “Cash Custodian”).

On December 21, 2023, Van Eck Associates Corporation (“VanEck” or the “Seed Capital Investor”), the parent of the Sponsor, subject to certain conditions, purchased the “Seed Shares,” comprising 8,000 Shares at a per-Share price of $12.50. Delivery of the Seed Shares was made on December 21, 2023. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. On January 4, 2024, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising of 5,800,000 Shares at a per-Share price of $12.50. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $72,500,000, which resulted in the Trust receiving 1,640.92 bitcoin. Delivery of the Seed Creation Baskets was made on January 5, 2024.

The Trust’s net asset value (“NAV”) was $1,280,450,332 at December 31, 2024, the Trust’s fiscal year end. Outstanding Shares of the Trust were 48,500,000 at December 31, 2024.

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

Bitcoin Value

The value of bitcoin is determined by the value that various market participants place on bitcoin through their transactions. The most common means of determining the value of a bitcoin is by surveying one or more bitcoin trading platforms where bitcoin is traded publicly and transparently. The price of bitcoin on the bitcoin market has exhibited periods of extreme volatility, which could have a negative impact on the performance of the Trust. For example, between November 2021 and November 2022, the price of bitcoin fell from an all-time high of $68,789 to $15,460. As of February 28, 2025, the price of bitcoin has increased to $84,147(source: Coinbase).

On exchanges, bitcoin is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or Euro. OTC dealers or market makers do not typically disclose their trade data.

Currently, there are many exchanges operating worldwide, representing a substantial percentage of bitcoin buying and selling activity, and providing the most data with respect to prevailing valuations of bitcoins. The below table reflects the average daily trading volume (in thousands of USD) of each of the bitcoin trading platforms included in the MarketVectorTM Bitcoin Benchmark Rate as of February 28, 2025 using data reported by MarketVector from December 31, 2022 to February 28, 2025:

Bitcoin Exchanges included in the MarketVectorTM Bitcoin Benchmark Rate as of February 28, 2025	Average Daily Volume (in thousands of USD)

Bitstamp	$158,978
Bullish	$212,749
Coinbase	$1,059,092
Gemini	$83,442
Kraken	$183,480
3

The market share for BTC/USD trading of the five constituent trading platforms over the past four calendar quarters is shown in the table below:

Period	Bitstamp	Bullish	Coinbase	Gemini	Kraken	Others
2024 Q1	6.38%	0.00%	46.49%	2.12%	8.65%	36.34%
2024 Q2	7.49%	1.88%	48.01%	2.57%	8.65%	31.39%
2024 Q3	6.90%	5.65%	34.25%	1.96%	6.39%	44.86%
2024 Q4	5.28%	4.13%	29.77%	2.17%	5.29%	53.36%

*	Source: MarketVector

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

The MarketVectorTM Bitcoin Benchmark Rate is designed to be a robust price for bitcoin in U.S. dollars. There is no component other than bitcoin in the Index. The underlying trading platforms are sourced from the industry leading CCData Centralized Exchange Benchmark review report. CCData’s Centralized Exchange Benchmark was established in 2019 as a tool designed to bring clarity to the digital asset trading platforms sector by providing a framework for assessing risk and in turn bringing transparency and accountability to a complex and rapidly evolving market. The CCData Centralized Exchange Benchmark methodology utilizes a combination of qualitative and quantitative metrics to analyze a comprehensive data set across eight categories of evaluation: legal/regulation, KYC/transaction risk, data provision, security, team/exchange, asset quality/diversity, market quality and negative events. The CCData Centralized Exchange Benchmark review report provides a framework for assessing risk of each trading platform and brings transparency and accountability to a rapidly evolving market and industry. Based on the CCData Centralized Exchange Benchmark, MarketVector initially selects the top five trading platforms by rank for inclusion in the MarketVectorTM Bitcoin Benchmark Rate. If an eligible trading platform is downgraded by two or more notches in a semi-annual review and is no longer in the top five by rank, it is replaced by the highest ranked non-component trading platform. Adjustments to exchange coverage are announced four business days prior to the first business day of each of March and September at 23:00 CET. The MarketVectorTM Bitcoin Benchmark Rate is rebalanced at 16:00:00 GMT/BST on the last business day of each of February and August. The current constituent trading platforms of the MarketVectorTM Bitcoin Benchmark Rate are Bitfinex, Bitstamp, Coinbase, LMAX, and Kraken.

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

The Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day will be released after 4:00 p.m. ET. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. ET. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. ET and generally no later than 8:00 p.m. ET). The pause between 4:00 p.m. ET and 5:30 p.m. ET (or later) provides an opportunity to detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor will monitor for significant events related to crypto assets that may impact the value of bitcoin and will determine in good faith, and in accordance with its valuation policies and procedures, whether to fair value the Trust’s bitcoin on a given day (e.g., if the MarketVectorTM Bitcoin Benchmark Rate is not available the Sponsor). In certain circumstances, the Sponsor will determine whether to fair value the Trust’s bitcoin on a given day based on whether certain pre-determined criteria have been met. For example, if the MarketVectorTM Bitcoin Benchmark Rate deviates by more than a pre-determined amount from an alternate benchmark available to the Sponsor, then the Sponsor may determine to utilize the alternate benchmark. The Sponsor may also fair value the Trust’s bitcoin using observed market transactions from one or more exchanges. The Sponsor may also fair value the Trust’s bitcoin using a combination of inputs in certain situations (e.g., using observed market transactions, OTC quotations from brokers, etc.).

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

Intraday Indicative Value

The Sponsor, in conjunction with the Administrator, will work in good faith to determine the fair value and the correct calculation of the Trust’s NAV. In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, ICE Data Indices, LLC will calculate and disseminate throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV is calculated by taking creation unit holdings and updating that value throughout the trading day to reflect changes in the price of bitcoin; this value is then divided by the numbers of Shares per creation unit in order to calculate an IIV on a “per Share” basis.

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

There are many instances in the market today where the IIV and the NAV of an ETF are subtly different, whether due to the calculation methodology, market hours overlap or other factors. The Sponsor has seen limited or no negative impact on trading, liquidity or other factors for exchange-traded funds in this situation. The Sponsor believes that the IIV tracks the globally integrated bitcoin price as reflected on the contributing real bitcoin trading platforms.

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

The Sponsor

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange. The Sponsor has developed a marketing plan for the Trust, prepares marketing materials regarding the Shares of the Trust, and exercises the marketing plan of the Trust on an ongoing basis. The Sponsor appoints and may remove the Trust’s other service providers, including the Trustee, Administrator, Transfer Agent, Bitcoin Custodian, Additional Bitcoin Custodian and Marketing Agent (as defined below), as well as any additional, replacement, or successor service providers. The Sponsor has agreed to pay all ordinary operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified fee.

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

The Sponsor may, in its sole discretion, add or terminate other bitcoin custodians. The Sponsor has executed an agreement with Coinbase Custody Trust Company (“Coinbase Custody”) that allows Coinbase Custody to serve as an additional custodian for the Trust’s assets. The Sponsor may, in its sole discretion, change the custodian for the Trust’s bitcoin holdings, but it will have no obligation to do so or to seek any particular terms for the Trust from other such custodians. To the extent that the Sponsor adds or terminates other bitcoin custodians, or changes the custodian for the Trust’s bitcoin holdings, notification will be made to Shareholders via a prospectus supplement and/or a current report filed with the SEC.

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

The Additional Bitcoin Custodian

Coinbase Custody Trust Company, LLC, serves as the Trust’s Additional Bitcoin Custodian and is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act of 1940, as amended. The Additional Bitcoin Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Additional Bitcoin Custody Agreement. The Additional Bitcoin Custodian has its principal address at 55 Hudson Yards, 550 West 34th Street, 4th Floor, New York, NY 10001.

The Additional Bitcoin Custodian makes available to the Trust a custodial account for bitcoin maintained by the Additional Bitcoin Custodian (the “Additional Bitcoin Account”). The Additional Bitcoin Custodian’s services in respect of the Additional Bitcoin Account (i) allow all or a portion of the Trust’s bitcoin allocated to the vault balance (the “Additional Bitcoin Vault Balance”) to be held in the Additional Bitcoin Account, (ii) allow bitcoin to be deposited from a public blockchain address to the Trust’s Additional Bitcoin Account, (iii) allow bitcoin to be withdrawn from the Additional Bitcoin Account to a public blockchain address as instructed by the Trust and (iv) certain additional services as may be agreed to between the Trust and the Additional Bitcoin Custodian from time to time.

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

Upon the resignation or removal of the Trustee, the Sponsor shall appoint a successor Trustee. If no successor Trustee shall have been appointed and shall have accepted such appointment within 60 days after the giving of such notice of resignation or removal, the Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee. Any successor Trustee appointed pursuant to the Trust Agreement shall be eligible to act in such capacity in accordance with the Trust Agreement and, following compliance with the Trust Agreement, shall become fully vested with the rights, powers, duties and obligations of its predecessor under the Trust Agreement, with like effect as if originally named as Trustee. Any such successor Trustee shall notify the Trustee of its appointment by providing a written instrument to the Trustee. At such time the Trustee shall be discharged of its duties herein. Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which such Trustee shall be a party, or any corporation to which substantially all the corporate trust business of the Trustee may be transferred, shall, subject to the preceding sentence, be the Trustee under the Trust Agreement without further act.

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

The Trust’s Fees and Expenses

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% of average daily net assets that accrues daily and pays monthly. Prior to February 21, 2024, the Sponsor Fee was 0.25% of average daily net assets. Effective for the period from March 12, 2024, through November 30, 2024, the Sponsor agreed to waive the entire Sponsor Fee for the first $1.5 billion of the Trust’s net assets. Effective for the period from November 25, 2024 through January 10, 2026, the Sponsor will waive the entire Sponsor Fee for the first $2.5 billion of the Trust’s assets. If the Trust’s assets exceed $2.5 billion prior to January 10, 2026, the Sponsor Fee charged on assets over $2.5 billion will be 0.20% of average daily net assets. All investors will incur the same Sponsor Fee which is the weighted average of those fee rates. After January 10, 2026, the Sponsor Fee will be 0.20% of average daily net assets.The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Administrator makes its determination regarding the Sponsor Fee in respect of each day by reference to the Trust’s NAV as of that day. The Sponsor Fee accrues in U.S. dollars and is payable monthly in arrears in bitcoin on, or by, the tenth business day of the next month in respect of the prior month. Each month, the Administrator calculates the Sponsor Fee for each day of the month, resulting in a cumulative total in U.S. dollars, which the Administrator then calculates the bitcoin equivalent of by reference to the Index as of the date of calculation, and the Sponsor shall then withdraw the corresponding amount of bitcoin from the Trust’s Bitcoin Account in payment of the Sponsor Fee. The Sponsor has agreed to pay all ordinary operating expenses (except for extraordinary expenses, including but not limited to, non-recurring expenses and costs of services performed by the Sponsor or a service provider on behalf of the Trust to protect the Trust or the interests of Shareholders, such as in connection with any indemnification of agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters) out of the Sponsor Fee.

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

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Baskets are only made in exchange for delivery to the Trust of the amount of bitcoin represented by the Baskets being created (subject to the Exchange receiving the necessary regulatory approval to permit the Trust to purchase and redeem Shares in-kind for bitcoin (the “In-Kind Regulatory Approval”)), or an amount of cash sufficient purchase such amount of bitcoin, the amount of which is equal to the combined NAV of the number of Shares included in the Baskets being created determined as of 4:00 p.m. ET on the day the order to create Baskets is properly received. Baskets are only redeemed in exchange for delivery to the Trust of the amount of Shares represented by the Basket. The Authorized Participants will deliver only cash to create Shares and will receive only cash when redeeming Shares. For a redemption in cash, the Sponsor shall arrange for the bitcoin represented by the Basket to be sold to a Liquidity Provider selected by the Sponsor and the cash proceeds distributed from the Trust’s account at the Cash Custodian to the Authorized Participant. The Liquidity Providers as of the date of this Report, that have agreed to serve as a Liquidity Provider and have consented to be named in the Trust’s registration statement are JSCT, LLC, Nonco LLC and Cumberland New York LLC. Additional Liquidity Providers may be added at any time, subject to the Sponsor’s sole discretion. In the future, subject to In-Kind Regulatory Approval, the Trust may elect to permit Authorized Participants to also deliver or direct the delivery of bitcoin by third parties, or take delivery or direct the taking of delivery of bitcoin by third parties, in connection with in-kind subscription or redemption transactions. Based on the current price of bitcoin and corresponding size of the Baskets, the Sponsor does not believe such size will have a material impact on the arbitrage mechanism.

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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may be experiencing a bubble or may experience a bubble again in the future. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of bitcoin.

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

Subject to In-Kind Regulatory Approval, of which there can be no assurance that such approval will ever be obtained following an Authorized Participant’s purchase order, the Trust’s Bitcoin Custodian account must be credited with the required bitcoin by the end of the business day following the purchase order date, or the Trust’s Cash Custodian account must be credited with the required cash by the end of the business day following the purchase order date, as applicable. Upon receipt of the bitcoin deposit amount in the Trust’s Bitcoin Account, or the cash deposit amount in the Trust’s Cash Custodian account, the Bitcoin Custodian or Cash Custodian, respectively, will notify the Transfer Agent, the Authorized Participant, and the Sponsor that the bitcoin or cash has been deposited. The Transfer Agent will then direct DTC to credit the number of Shares created to the applicable DTC account.

No Shares will be issued unless and until the Bitcoin Custodian (in the case of in-kind deposits) or Cash Custodian (in the case of cash deposits) has informed the Transfer Agent that the bitcoin or cash (as applicable) has been received. Disruption of services at the Bitcoin Custodian would have the potential to delay settlement of the bitcoin related to Share creations. To the extent a Liquidity Provider, is not able to deliver bitcoin associated with a purchase order as of a specified time on the settlement date, the Authorized Participant will have the option to cancel the order, or the Sponsor may select an alternative execution method for the bitcoin purchase. To the extent that bitcoin transfers in connection with a creation order are delayed due to congestion or other issues with the Bitcoin network, such bitcoin will not be held in cold storage until such transfers can occur.

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

By the end of day ET (or such other time as the parties may agree) on the trade date for an order for the purchase of Baskets of the Trust, the Administrator will calculate and transmit the (1) the Basket Cash Component, (2) an amount of cash sufficient to pay any applicable transaction fee, redemption fee and any additional fixed and/or variable charges, costs, taxes, or expenses, applicable to creation orders or redemption orders effected fully in cash (the “Cash Amount”), and (3) any amount by which the actual cash purchase price of the bitcoin from the Liquidity Provider exceeds the adjusted Basket Cash Component (“Purchase Slippage”), to the Authorized Participant (collectively, the Basket Cash

Component, the Cash Amount, and the Purchase Slippage, the “Required Cash Creation Total”), which the Authorized Participant shall be responsible for delivering in cash on the Creation Settlement Date to the Trust’s account at the Cash Custodian bitcoin in cleared, immediately available funds by 1:00 p.m. ET. The Trust acknowledges that, if the actual cash purchase price of bitcoin from the Liquidity Provider is below the Basket Cash Component, the Authorized Participant shall be entitled to retain the difference and the Required Cash Creation Total shall be reduced accordingly.

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

On the business day on which any order redeeming Baskets of the Trust is placed (the “Redemption Trade Date”), following receipt of the redemption order from the Authorized Participant, the Trust shall instruct the Bitcoin Custodian to move the bitcoin in the amount of the Basket Deposit out of the Trust’s account at the Bitcoin Custodian into the Trust’s Clearing Account. On the Redemption Trade Date, the Trust in its sole discretion, shall select a Liquidity Provider and execute a trade to sell the bitcoin in exchange for cash to be delivered on the settlement date for a redemption order (which shall be the Business Day immediately following the Redemption Trade Date unless the Trust, Sponsor, and Authorized Participant agree to a different date) (the “Redemption Settlement Date”). The Liquidity Providers as of the date of this Report, that have agreed to serve as a Liquidity Provider and have consented to be named in the Trust’s registration statement are JSCT, LLC, Nonco LLC and Cumberland New York LLC. Additional Liquidity Providers may be added at any time, subject to the Sponsor’s sole discretion. The Redemption Settlement Date shall be the immediately following Business Day after the Redemption Trade Date unless the parties otherwise agree in writing. The Liquidity Provider, not the Authorized Participant, shall be responsible for purchasing bitcoin from the Trust. By placing a redemption order, an Authorized Participant agrees to facilitate the delivery of the Basket of Shares.

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

Bitcoin held in the Trust’s Bitcoin Account is the property of the Trust and is not leased, or loaned under any circumstances.

Determination of Redemption Distribution

By 8:00 p.m. ET (or such other time as the parties may agree) on the Redemption Trade Date, the Administrator will calculate and transmit (1) Basket Cash Component, minus (2) the Cash Amount, and minus (3) any amount by which the actual cash sale price of the bitcoin to the Liquidity Provider is less than the adjusted Basket Cash Component (“Redemption Slippage”), to the Authorized Participant (collectively, the Basket Cash Component, minus the Cash Amount, minus the Purchase Slippage, the “Required Cash Redemption Total”), which the Trust shall be responsible for instructing the Cash Custodian to deliver in cash on Redemption Settlement Date to the Authorized Participant’s designated bank account. The Trust acknowledges that, if the actual cash sale price realized from selling bitcoin to the Liquidity Provider is above the Basket Cash Component, the Authorized Participant shall be entitled to retain the difference and the Required Cash Redemption Total shall be increased accordingly.

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

United States Federal Income Tax Consequences

The following discussion of the material U.S. federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below) represents, insofar as it describes conclusions as to U.S. federal income tax law and subject to the limitations and qualifications described therein, the opinion of Clifford Chance US LLP, special U.S. federal income tax counsel to the Sponsor. The discussion below is based on the Internal Revenue Code of 1986, as amended (“Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this Report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, regulated investment companies, real estate investment trusts, tax-exempt organizations, tax-exempt or tax-advantaged retirement plans or accounts, brokers or dealers, traders, partnerships for U.S. federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” “constructive sale” or other integrated transaction for U.S. federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons required for U.S. federal income tax purposes to accelerate the recognition of any item of gross income with respect to the Shares as a result of such income being recognized on an applicable financial statement, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” (generally, property held for investment). Moreover, the discussion below does not address the effect of any state, local or foreign tax law consequences (or any consequences under any U.S. federal tax law other than U.S. federal income tax law) that may apply to an investment in Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all U.S. federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. In the opinion of Clifford Chance US LLP, although not free from doubt due to the lack of directly governing authority, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification). As a result, the Trust itself should not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses should “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis. The opinion of Clifford Chance US LLP is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for U.S. federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders, and might be classified as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a regular corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, there can be no assurance in this regard. Except as otherwise indicated, the remainder of this discussion assumes that the Trust is classified as a grantor trust for U.S. federal income tax purposes.

Taxation of U.S. Shareholders

Shareholders will be treated, for U.S. federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that acquires its Shares as part of the creation of a Basket (if In-Kind Regulatory Approval is obtained), the delivery of bitcoin to the Trust in exchange for a pro rata share of the underlying bitcoin represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the bitcoin held in the Trust will be the same as its tax basis and holding period for the bitcoin delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying bitcoin related to such Shares.

Current IRS guidance on the treatment of convertible virtual currencies classifies bitcoin as “property” that is not currency for U.S. federal income tax purposes and clarifies that bitcoin could be held as a capital asset, but it does not address several other aspects of the U.S. federal income tax treatment of bitcoin. Because bitcoin is a new technological innovation, the U.S. federal income tax treatment of bitcoin or transactions relating to investments in bitcoin may evolve and change from those discussed below, possibly with retroactive effect. In this regard, the IRS indicated that it has made it a priority to issue additional guidance related to the taxation of virtual asset transactions, such as transactions involving bitcoin. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin is unknown. Moreover, future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. This discussion assumes that any bitcoin the Trust may hold is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

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

If a hard fork occurs in the Bitcoin Blockchain, the Trust could hold both the original bitcoin and the alternative new asset. The IRS has held that a hard fork resulting in the creation of new units of cryptocurrency is a taxable event giving rise to ordinary income. Moreover, the Trust Agreement requires that, if such a transaction occurs, the Trust will as soon as possible, and subject to the Custody Agreement, direct the Bitcoin Custodian to distribute the alternative new asset in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor will arrange to sell the new alternative asset and for the proceeds to be distributed to the Shareholders. The receipt, distribution and/or sale of the new alternative asset may cause Shareholders to incur a U.S. federal income tax liability. While the IRS has not addressed all situations in which airdrops occur, it is clear from the reasoning of the IRS’s current guidance that it generally would treat an airdrop as a taxable event giving rise to ordinary income and it is anticipated that any gain or loss from disposition of any assets received in the airdrop would generally be treated as giving rise to capital gain or loss that generally would be short-term capital gain or loss, unless the holding period of those assets were treated as being greater than one year as of the time they are sold. However, the Sponsor has committed to cause the Trust to irrevocably abandon any rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, other than bitcoin, which rights are incident to the Trust’s ownership of bitcoin and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust (“Incidental Rights”) and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency” to which the Trust may become entitled in the future.There can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets.

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

Individual U.S. Shareholders will generally be required to report on their federal income tax return the receipt, acquisition, sale, or exchange of any financial interest in virtual currency, which includes a Shareholder’s interest in bitcoin held by the Trust.

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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including bitcoin, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022. Over the course of 2023 and 2024, bitcoin prices continued to exhibit extreme volatility.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

The prices for some digital assets including bitcoin have risen following the election of Donald Trump as president of the United States. Some expect the new administration to adopt a more constructive attitude toward the digital assets industry than prior administrations were perceived to have done and work toward providing greater regulatory clarity and certainty for emerging technologies including blockchain technology and digital assets, thereby fostering their development. Certain members of Congress have also expressed similar sentiments. To the extent market expectations about future activity by the administration or Congress lead digital assets prices and valuations to increase, there can be no assurance such expectations will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to this as a bubble. There can be no assurance that such a bubble does not currently exist. The failure of the administration and Congress to provide greater regulatory clarity and certainty for blockchain technology and digital assets, such as through promulgating a regulatory framework governing the issuance and operation of digital assets that lives up to industry expectations, could lead to a decline in prices for digital assets including bitcoin, which could cause declines in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political winds or market perceptions of them will not shift over time.

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

Digital assets such as bitcoin were only introduced within the past 16 years, and the value of the Shares is subject to a number of factors over time relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because bitcoin is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

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
25

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

The custody of the Trust’s bitcoin is handled by the Bitcoin Custodian and the Additional Bitcoin Custodian, and the transfer of bitcoin to and from Liquidity Providers normally takes place through the Bitcoin Custodian’s Clearing Services and is directed by the Administrator and the Transfer Agent. The Sponsor has evaluated the procedures and internal controls of the Trust’s Bitcoin Custodian and the Additional Bitcoin Custodian to safeguard the Trust’s bitcoin holdings, as well as the procedures and internal controls of the Trust’s Administrator. However, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s bitcoin could be transferred from the Trust’s Bitcoin Account or Clearing Account at the Bitcoin Custodian or the the Additional Bitcoin Account at the Additional Bitcoin Custodian in incorrect amounts or to unauthorized third parties, or to incorrect destination addresses on the Bitcoin Blockchain. Alternatively, if the Bitcoin Custodian’s and the Additional Bitcoin Custodian’s internal procedures and controls are inadequate to safeguard the Trust’s bitcoin holdings, and the Trust’s private key(s) is (are) lost, destroyed or otherwise compromised and no backup of the private key(s) is (are) accessible, the Trust will be unable to access its bitcoin, which could adversely affect an investment in the Shares of the Trust. In addition, if the Trust’s private key(s) is (are) misappropriated and the Trust’s bitcoin holdings are stolen, including from or by the Bitcoin Custodian or the Additional Bitcoin Custodian, the Trust could lose some or all of its bitcoin holdings, which could adversely impact an investment in the Shares of the Trust.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset exchange Huobi announced that it had sent approximately 900 bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. The Federal Bureau of Investigation published an announcement that the Democratic People’s Republic of Korea (North Korea) was responsible for the theft of approximately $1.5 billion USD in virtual assets from cryptocurrency exchange, Bybit, on or about February 21, 2025.

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

The governance of decentralized networks, such as the Bitcoin network, is by voluntary consensus and open competition. In other words, the Bitcoin network has no central decision-making body or clear manner in which participants can come to an agreement other than through voluntary, widespread consensus. As a result, a lack of widespread consensus in the governance of the Bitcoin network may adversely affect the network’s utility and ability to adapt and face challenges, including technical and scaling challenges. Historically the development of the source code of the Bitcoin network has been overseen by the core developers. However, the Bitcoin network would cease to operate successfully without both miners and users, and the core developers cannot formally compel them to adopt the changes to the source code desired by core developers, or to continue to render services or participate in the Bitcoin network. As a general matter, the governance of the Bitcoin network generally depends on most of the members of the Bitcoin community ultimately reaching some form of voluntary agreement on significant changes.

The decentralized governance of the Bitcoin network may make it difficult to find or implement solutions or marshal sufficient effort to overcome existing or future problems, especially protracted ones requiring substantial directed effort and resource commitment over a long period of time, such as scaling challenges. Deeply-held differences of opinion have led to forks in the past, such as between Bitcoin and Bitcoin Cash, and could lead to additional forks in the future, with potentially divisive effects. The Bitcoin network’s failure to overcome governance challenges could exacerbate problems experienced by the network or cause the network to fail to meet the needs of its users, and could cause users, miners, and developer talent to abandon the Bitcoin network or to choose competing blockchain protocols, or lead to a drop in speculative interest, which could cause the value of bitcoin to decline. If the Bitcoin community is unable to reach consensus in the future, it could have adverse consequences for the network or lead to a fork, which could affect the value of bitcoin.

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

The Bitcoin network is designed to periodically reduce the fixed award given to miners for solving new blocks (the “block reward”), most recently in April 2024, when the block reward reduced from 6.25 to 3.125 bitcoin. Under the source code that governs the Bitcoin network, the supply of new bitcoin is mathematically controlled so that the number of bitcoin grows at a limited rate pursuant to a pre-set schedule. The block reward is automatically halved after every 210,000 blocks are added to the Bitcoin blockchain, approximately every 4 years. As noted above, currently the block reward is 3.125 bitcoin per block. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will increase at a controlled rate until the number of bitcoin in existence reaches the pre-determined 21 million bitcoin. As of December 31, 2024, approximately 19.8 million bitcoins were outstanding and the date when the 21 million bitcoin limitation will be reached is estimated to be the year 2140.

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

The value of the Shares relates directly to the value of the bitcoins held by the Trust and fluctuations in the price of bitcoin could adversely affect the value of the Shares. The market price of bitcoin may be highly volatile, and subject to a number of factors, including:

●	an increase in the global bitcoin supply or a decrease in global bitcoin demand;

●	market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry;

●	trading activity on digital asset trading platforms, which, in many cases, may be unregulated, may be subject to regulation in a relevant jurisdiction, but may not be complying, or may be subject to manipulation;

●	the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Bitcoin network, and their ability to meet user demands;

●	forks in the Bitcoin network;

●	investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or bitcoin, and digital asset exchange rates;

●	consumer preferences and perceptions of bitcoin specifically and digital assets generally;

●	negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;

●	fiat currency withdrawal and deposit policies on digital asset trading platforms;

●	the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;

●	business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset trading platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry;

●	the use of leverage in digital asset markets, including the unwinding of positions, “margin calls,” collateral liquidations and similar events;

●	investment and trading activities of large or active consumer and institutional users, speculators, miners, and investors in bitcoin;

●	an active derivatives market for bitcoin or for digital assets generally;

●	monetary policies of governments, legislation or regulation, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of bitcoin as a form of payment or the purchase of bitcoin on the digital asset markets;

●	global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;

●	fees associated with processing a bitcoin transaction and the speed at which bitcoin transactions are settled;
35

●	the maintenance, troubleshooting, and development of the Bitcoin network including by miners and developers worldwide;

●	the ability for the Bitcoin network to attract and retain miners to secure and confirm transactions accurately and efficiently;

●	ongoing technological viability and security of the Bitcoin network and bitcoin transactions, including vulnerabilities against hacks and scalability;

●	financial strength of market participants;

●	the availability and cost of funding and capital;

●	the liquidity and credit risk of digital asset trading platforms;

●	interruptions in service from or closures or failures of major digital asset trading platforms or their banking partners, or outages or system failures affecting the Bitcoin network;

●	decreased confidence in digital assets and digital assets trading platforms;

●	poor risk management or fraud by entities in the digital assets ecosystem;

●	increased competition from other forms of digital assets or payment services; and

●	the Trust’s own acquisitions or dispositions of bitcoin, since there is no limit on the number of bitcoin that the Trust may acquire.

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

If increases in throughput on the Bitcoin network lag behind growth in usage of bitcoin, average fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2019, bitcoin transaction fees have increased from $0.18 per bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of December 31, 2022, bitcoin transaction fees were $1.17 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for bitcoin (e.g., micropayments), and could reduce demand for, and the price of, bitcoin, which could adversely impact the value of the Shares. In May 2023, events related to the adoption of ordinals, which are a means of inscribing digital content on the bitcoin blockchain, caused transaction fees to temporarily spike above $30 per transaction. As of January 31, 2025, bitcoin transaction fees were averaging $1.54 per transaction.

Many developers are actively researching and testing scalability solutions for public blockchains. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of the Bitcoin network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Due to the unregulated nature and lack of transparency surrounding the operations of bitcoin trading platforms, which may be subject to regulation in a relevant jurisdiction, but may not be complying, they may experience fraud, manipulation, security failures or operational problems, which may adversely affect the value of bitcoin and, consequently, the value of the Shares.

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

Many digital asset trading platforms are unlicensed, unregulated, may be subject to regulation in a relevant jurisdiction, but may not be complying, may operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues.

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

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for bitcoin. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including bitcoin), or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the bitcoin market, and affect the value of bitcoin, and in turn impact an investment in the Shares. Given Bitfinex is currently a component of the MarketVectorTM Bitcoin Benchmark Rate and Bitfinex and Tether are understood to be under common ownership and management, problems with Tether specifically could potentially affect pricing of transactions on Bitfinex or otherwise disrupt Bitfinex’s operations.

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

There have been a growing number of attempts to list on national securities exchanges the shares of funds that hold digital assets. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. However, the SEC has repeatedly denied such requests. If exchange-listing requests continue to be denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

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

The global bitcoin market may be subject to fraud and manipulation, see “—Due to the unregulated nature and lack of transparency surrounding the operations of bitcoin trading platforms, which may be subject to regulation in a relevant jurisdiction, but may not be complying, they may experience fraud, manipulation, security failures or operational problems, which may adversely affect the value of bitcoin and, consequently, the value of the Shares,” and the MarketVectorTM Bitcoin Benchmark Rate may be affected to the extent they cause global prices of bitcoin to be subject to factors other than bona fide market forces.

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

The value of the Shares may be influenced by a variety of factors unrelated to the price of bitcoin and the bitcoin trading platforms included in the MarketVectorTM Bitcoin Benchmark Rate that may have an adverse effect on the price of the Shares. These factors include the following factors:

●	Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, including the Clearing Services, in particular due to the fact that the mechanisms and procedures governing the creation and redemption of the Shares and storage of bitcoin have been developed specifically for this product;

●	The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

●	The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s accounts with the Bitcoin Custodian or the Additional Bitcoin Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or

●	Service providers may default on or fail to perform their obligations or deliver services under their contractual agreements with the Trust, or decide to terminate their relationships with the Trust, for a variety of reasons, which could affect the Trust’s ability to operate.

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

In addition, the use of cash creations and redemptions, as opposed to in-kind creations and redemptions, creates transaction costs of buying and selling bitcoin that are not present in an in-kind model. These costs include the bid-ask spread along with the operational costs from the labor and overhead involved in calculating, executing, monitoring, and accounting for transactions in the bitcoin markets and related cash movements. Furthermore, there are timing costs involved in the risk that the bitcoin price moves between the time when the NAV is established for a creation/redemption and the time when the bitcoin is traded (“slippage”). In addition, Liquidity Providers must settle bitcoin transactions with the Trust within a contractually specified time period, subject to customary exceptions. If the Liquidity Provider fails to perform its obligations within the contractually specified time period, the Trust would seek to use an alternate Liquidity Provider to execute the bitcoin transaction. However, the pricing or terms of the ultimate bitcoin transaction conducted through the alternate Liquidity Provider, if one is available, after the failure of the original Liquidity Provider to perform its obligations could deviate, potentially significantly, from the pricing or terms of the transaction that the Trust originally entered with the original Liquidity Provider. Transaction costs and slippage would be reduced if the Trust were permitted to use an in-kind creation and redemption model. The Trust’s Authorized Participant Agreement provides that transaction costs and slippage related to Basket creation and redemption are the responsibility of the Authorized Participant. Whether Authorized Participants and Liquidity Providers as market participants will find it economically viable or commercially attractive to participate in a cash creation and redemption model for a bitcoin exchange-traded product like the Trust, including a cash creation and redemption model where the Trust selects the Liquidity Provider with whom it executes transactions to buy or sell bitcoin and the Authorized Participant is not permitted to designate the Liquidity Provider from whom bitcoin is purchased or sold in connection with the Authorized Participant’s Basket subscription or redemption, is not known; however, there is a risk they will not. If the Trust is unable to attract sufficient Authorized Participants and Liquidity Providers, it will be unable to maintain an efficient arbitrage mechanism for keeping the trading price of the Shares in line with NAV and the value of the underlying bitcoin held by the Trust, which could negatively affect Shareholders and cause them to purchase or sell Shares at a premium or discount to the value of the underlying bitcoin, causing losses; alternatively, it could be unable to operate, as there would no parties who would be able to create new Shares or redeem existing Shares, leading to the Trust being unsuccessful commercially and the Sponsor deciding to terminate and wind up the Trust’s operations. There can be no assurance that In-Kind Regulatory Approval will ever be obtained or that in-kind subscription or redemption transactions will ever occur, meaning that the Trust may conduct subscriptions and redemptions solely in cash for the foreseeable future and indefinitely if necessary. In addition, a failure to settle bitcoin transactions with Liquidity Providers could disrupt the calculation of the Trust’s NAV or potentially cause inaccuracies in NAV calculation, which could disrupt the Trust’s operations or cause Shareholders to suffer losses.

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

Although Shares of the Trust are publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Trust will develop or be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, likely will be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

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

Security threats to the Trust’s accounts with the Bitcoin Custodian or the Additional Bitcoin Custodian could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s bitcoins held in the Trust’s Bitcoin Account and Clearing Account with the Bitcoin Custodian and the Additional Bitcoin Account with the Additional Bitcoin Custodian will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s bitcoins and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor, the Bitcoin Custodian or the Additional Bitcoin Custodian is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s bitcoins may be subject to theft, loss, destruction or other attack.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s bitcoins. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, hack, software defect or act of God that may be borne by the Trust and the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets. The Sponsor does not control the Bitcoin Custodian’s or the Additional Bitcoin Custodian’s operations or implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Trust’s assets against all possible sources of theft, loss or damage.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Bitcoin Custodian, the Additional Bitcoin Custodian or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account with the Bitcoin Custodian, the private keys (and therefore bitcoin) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the Bitcoin Custodian, the Additional Bitcoin Custodian or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor, the Bitcoin Custodian and the Additional Bitcoin Custodian may be unable to anticipate these techniques or implement adequate preventative measures. The Bitcoin Custodian is also dependent on key service providers, including, without limitation, its data centers, and if these were to cease operation or be the subject of operational problems or security threats, it could affect the Trust’s Bitcoin Account or Clearing Account with the Bitcoin Custodian or the Trust’s Additional Bitcoin Account with the Additional Bitcoin Custodian.

An actual or perceived breach of the Trust’s Bitcoin Account or Clearing Account with the Bitcoin Custodian or the Trust’s Additional Bitcoin Account with the Additional Bitcoin Custodian could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

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

If a Liquidity Provider Agreement, the Custody Agreement, the Additional Bitcoin Custody Agreement, an Authorized Participant Agreement or Clearing Agreement is terminated or a Liquidity Provider, an Authorized Participant, the Bitcoin Custodian or the Additional Bitcoin Custodian fails to participate in the creation or redemption processes of the Trust or fails to provide services as required, the Sponsor may need to find and appoint a replacement Liquidity Provider, Authorized Participant, Bitcoin Custodian or Additional Bitcoin Custodian quickly, which could pose a challenge to the Trust’s ability to create and redeem Shares or the safekeeping of the Trust’s bitcoins, and the Trust’s ability to continue to operate may be adversely affected.

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

The Sponsor could decide to replace the Bitcoin Custodian as the custodian of the Trust’s bitcoins, pursuant to the Custody Agreement. Similarly, the Bitcoin Custodian under the Custody Agreement and Clearing Agreement may terminate the Custody Agreement and Clearing Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately, upon the occurrence of a Termination Event (as defined below) that is incapable of being cured within ten business days or if it determines in its sole discretion it is necessary to take such action to comply with applicable laws and regulations or in connection with Gemini’s fraud or other compliance program. Under the Custody Agreement, a “Termination Event” occurs when (i) any representation, warranty, certification or statement made by the Trust was or becomes incorrect in any material respect when made; (ii) the Trust materially breaches, or fails in any material respect to perform any of its obligations under the Custody Agreement; (iii) the Trust requests a postponement of maturity or a moratorium with respect to any indebtedness or is adjudged bankrupt or insolvent, or there is commenced against the Trust a case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or the Trust files a petition for bankruptcy or an application for an arrangement with its creditors, seeks or consents to the appointment of a receiver, administrator or other similar official for all or any substantial part of its property, admits in writing its inability to pay its debts as they mature, or takes any corporate action in furtherance of any of the foregoing, or fails to meet applicable legal minimum capital requirements; or (iv) a change of control of the Trust, or an event, change or development that causes or is likely to cause a material adverse effect on the Trust, or in the ability of the Trust to fulfill its responsibilities under the Custody Agreement, occurs. Transferring maintenance responsibilities of the Trust’s account at the Bitcoin Custodian to another custodian may be complex and could subject the Trust’s bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. Also, if the Bitcoin Custodian becomes insolvent, suffers business failure, ceases business operations, defaults on or fails to perform its obligations under the Custody Agreement or Clearing Agreement with the Trust, or abruptly discontinues the services it provides to the Trust for any reason, the Trust’s operations would be adversely affected.

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

On April 19, 2024, the United States Bankruptcy Court, Southern District of New York in the Genesis bankruptcy proceedings, approved a settlement that allowed for certain payments, on an in-kind “coin-for-coin” basis, to be made. Gemini made certain payments, on an in-kind “coin-for-coin” basis to Gemini Earn investors on May 29, 2024, however these investors were not made completely whole and were still owed approximately $50 million in cryptocurrency. On June 14, 2024, Gemini and NYAG entered into a Stipulation and Consent to Judgement which resolves claims against Gemini set out in the NYAG Lawsuit as described above (the “NYAG Settlement”). As part of the NYAG Settlement, Gemini will return approximately $50 million worth of digital assets to investors of the Gemini Earn program who were entitled to receive, and did receive, distributions from Gemini on May 29, 2024. Gemini will be required to make such full and complete restitution on an in-kind “coin-for-coin” basis. Additionally, Gemini will be banned from operating any cryptocurrency lending program in New York, unless a future state or federal legislation specifically permits cryptocurrency lending programs in or from the State of New York at which point NYAG’s consent shall be required.

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

Additionally, pursuant to the NYDFS Settlement, Gemini agreed to provide an action plan to NYDFS including implementing the recommendations of an outside consultant in connection with a governance and management assessment, continuing to strengthen its controls, policies and procedures to ensure robust compliance programs in connection with its virtual currency business activity, and continuing its cooperation with the NYDFS to remediate the violations identified in the NYDFS Settlement and previous examinations. The NYDFS Settlement also reserves the NYDFS’s right to bring an action against Gemini if Gemini fails to fulfill its obligations under NYDFS Settlement. The NYDFS Settlement does not resolve any other regulatory proceedings or litigation involving Gemini. As a regulated entity with financial services licenses in multiple jurisdictions, it is possible that other regulators may decide to initiate their own action with respect to Gemini based on the findings contained in the NYDFS Settlement.

Gemini, as the Bitcoin Custodian, could be required, as a result of judicial or regulatory determinations, or could choose, to restrict or curtail the services it offers (whether in or from New York State or generally), its licenses could be impacted, or its financial condition and ability to provide services to the Trust could be affected as a result of the NYDFS Settlement,

NYAG Settlement, or other litigation. If the Bitcoin Custodian were to be required or choose, as a result of litigation or regulatory action, to restrict, curtail, or terminate the services it offers, it could negatively affect the Trust’s ability to operate, hold bitcoin, or process creations or redemptions of Baskets, which could force the Trust to engage an alternate bitcoin custodian or to liquidate and could adversely affect the value of the Shares.

Similarly, the Additional Bitcoin Custodian performs essential functions in terms of safekeeping the Trust’s bitcoin in the Additional Bitcoin Vault Balance. If the Additional Bitcoin Custodian fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

On March 22, 2023, Coinbase, Inc., which is an affiliate of the Additional Bitcoin Custodian, and its parent (such parent, “Coinbase Global” and together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. The SEC’s complaint seeks a permanent injunction against the Relevant Coinbase Entities to prevent them from violations of the Exchange Act or Securities Act, disgorgement, civil monetary penalties, and such other relief as the court deems appropriate or necessary. While the Additional Bitcoin Custodian is not named in the complaint, if Coinbase Global, as the parent of the Additional Bitcoin Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Trust, or its financial condition is negatively affected, it could negatively affect the Trust’s ability to operate.

Alternatively, the Sponsor could decide to replace the Additional Bitcoin Custodian as a custodian of the Trust’s bitcoin, pursuant to the Additional Custodial Services Agreement (the “Additional Bitcoin Custody Agreement”). Similarly, the Additional Bitcoin Custodian could terminate services under the Additional Bitcoin Custody Agreement for any reason and without Cause upon providing the applicable notice to the Trust for any reason, or immediately for Cause (“Cause” is defined in the Additional Bitcoin Custody Agreement as (i) the Trust breaches any provision of the Additional Bitcoin Custody Agreement and such breach is not cured within three (3) business days after notice of such breach is given to the Trust in the case of a payment-related breach or is not cured within ten (10) business days after notice of such breach is given to the Trust; (ii) the Trust takes any action to dissolve or liquidate (iii) the Trust becomes insolvent, makes an assignment for the benefit of creditors, becomes subject to direct control of a trustee, receiver or similar authority; (iv) the Trust becomes subject to any bankruptcy or insolvency proceeding; (v) the Additional Bitcoin Custodian becomes aware of any facts or circumstances with respect to the Trust’s financial, legal, regulatory or reputational position which reasonably would materially adversely affect The Trust’s ability to comply with its obligations under the Additional Bitcoin Custody Agreement, and such facts and circumstances cannot be cured within five (5) business days; (vi) termination is required pursuant to a facially valid subpoena, court order or binding order of a government authority; (vii) the Trust’s Additional Bitcoin Account is subject to any pending litigation, investigation or government proceeding; or (viii) the Additional Bitcoin Custodian reasonably suspects the Trust of attempting to circumvent the Additional Bitcoin Custodian’s controls in a manner the Additional Bitcoin Custodian otherwise deems inappropriate or potentially harmful to itself or third parties.) Transferring maintenance responsibilities of the Trust’s account at the Additional Bitcoin Custodian to another custodian may be complex and could subject the Trust’s bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. Also, if the Additional Bitcoin Custodian becomes insolvent, suffers business failure, ceases business operations, default on or fail to perform their obligations under its contractual agreement with the Trust, or abruptly discontinue the services it provides to the Trust for any reason, the Trust’s operations including its creation and redemption processes would be adversely affected.

The Sponsor may not be able to find a party willing to serve as the custodian or perform clearing services under the same terms as the current Custody Agreement, Additional Bitcoin Custody Agreement and Clearing Agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian or to perform clearing services, the Sponsor may be required to terminate the Trust and liquidate the Trust’s bitcoin. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified Custody Agreement, Additional Bitcoin Custody Agreement or Clearing Agreement that is less favorable for the Trust or Sponsor, the value of the Shares could be adversely affected.

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

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Administrator, Cash Custodian, Bitcoin Custodian and Additional Bitcoin Custodian expose the Trust and its Shareholders to the risk of loss of the Trust’s bitcoins for which no person or entity is liable.

Neither the Trust nor the Sponsor insure the Trust’s bitcoin. The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, neither, Shareholders cannot be assured that either the Bitcoin Custodian or the Additional Bitcoin Custodian will maintain adequate insurance in respect of the bitcoin they hold for the Trust, that such coverage will cover losses with respect to the Trust’s bitcoins, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The Bitcoin Custodian’s insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Bitcoin Custodian, which could reduce the amount of such proceeds that are available to the Trust. The Trust is not a named insured under the Bitcoin Custodian’s insurance policies, though the Bitcoin Custodian has represented to the Sponsor that the insurance covers customer losses, including losses suffered by the Trust, arising from specified events, including fraud, theft, and cybersecurity breaches. In addition, the bitcoin insurance market is limited, and the level of insurance maintained by the Bitcoin Custodian may be substantially lower than the assets of the Trust, or the amount of claims against the Bitcoin Custodian of all of the customers whose losses are covered by the Bitcoin Custodian’s insurance coverage. While the Bitcoin Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Bitcoin Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets.

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

The Clearing Agreement provides that it is subject to Gemini’s user agreement (the “User Agreement”). Pursuant to the User Agreement, Gemini agrees to take reasonable care and use commercially reasonable efforts in executing Gemini’s responsibilities to the Trust pursuant to the User Agreement, or such higher care where required by law or as specified by the User Agreement. Gemini uses commercially reasonable efforts to provide the Trust with a reliable and secure platform. From time to time, interruptions, errors or other deficiencies in service may occur due to a variety of factors, some of which are outside of our control. These factors can contribute to delays, errors in service, or system outages, creating difficulties in accessing the Trust’s account, withdrawing fiat currency or bitcoin, depositing fiat currency or bitcoin, and/or placing and/or canceling orders.

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

The Additional Bitcoin Custodian’s parent, Coinbase Global maintains a commercial crime insurance policy of up to $320 million, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Additional Bitcoin Custodian (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Trust or to customers of the Additional Bitcoin Custodian and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the bitcoin insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Trust. While the Additional Bitcoin Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover Trust asset losses, the Trust cannot be assured that the Additional Bitcoin Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets.

Additionally, under the Additional Bitcoin Custody Agreement, the Additional Bitcoin Custodian’s liability is limited as follows, among others: (i) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Additional Bitcoin Custodian is not liable, even if the Additional Bitcoin Custodian has been advised of or knew or should have known of the possibility thereof; (ii) the Additional Bitcoin Custodian, its affiliates or its respective officers, directors, agents, employees and representatives shall in no event have any liability with respect to any breach of its obligations under the Additional Bitcoin Custody Agreement which does not result from its negligence, fault, fraud or willful misconduct; and (iii) except for the: (i) Excluded Liabilities; (ii) fraud; or (iii) willful misconduct, in no event shall any Coinbase entity’s aggregate liability with respect to any breach of its obligations under the Additional Bitcoin Custody Agreement exceed the greater of (a) the value of the bitcoin involved in the transaction giving rise to such liability and (b) the aggregate amount of fees paid by the Trust to such Coinbase entity in respect of services relating to custody, trade execution, lending or post-trade credit (if applicable) and other services in the 12-month period prior to the event giving rise to such liability, and solely in respect of custodial services provided pursuant to the Additional Bitcoin Custody Agreement, the liability of the Additional Bitcoin Custodian shall not exceed the greater of (i) the aggregate amount of fees paid by the Trust to the Additional Bitcoin Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the bitcoin on deposit in Trust’s Additional Bitcoin Account(s) involved in the event giving rise to such liability; provided, that in no event shall the Additional Bitcoin Custodian’s aggregate liability in respect of each cold storage address exceed one hundred million US dollars ($100,000,000.00 USD).

“Excluded Liabilities” means (x) with respect to the Trust, (1) the Trust’s defense and indemnity obligations under the Additional Bitcoin Custody Agreement; (2) any outstanding commissions or fees owed by the Trust under the Additional Bitcoin Custody Agreement and (3) the Trust’s breach of representations and warranties under the Additional Bitcoin Custody Agreement; and (y) with respect to the Additional Bitcoin Custodian, its defense and indemnity obligations under the Additional Bitcoin Custody Agreement.

With respect to the Excluded Liabilities, the Additional Bitcoin Custodian’s liability to the Trust for any losses arising out of or in connection with the Additional Bitcoin Custodian’s defense and indemnity obligations under the Additional Bitcoin Custody Agreement will be limited, in the aggregate, to an amount equal to five million U.S. dollars ($5,000,000.00 USD).

In general, the Additional Bitcoin Custodian is not liable under the Additional Bitcoin Custody Agreement unless in the event of its negligence, fraud, material violation of applicable law or willful misconduct. The Additional Bitcoin Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Additional Bitcoin Custodian. Furthermore, the insurance maintained by the Additional Bitcoin Custodian may be insufficient to cover its liabilities to the Trust.

The Additional Bitcoin Custodian requires up to twenty-four (24) hours between any request to withdraw bitcoin from the Trust’s Additional Bitcoin Account and submission of the Trust’s withdrawal to the Bitcoin network. It may be necessary to retrieve certain information from offline storage in order to facilitate a withdrawal in accordance with the Trust’s instructions, which may delay the initiation or crediting of such withdrawal from the Trust’s Additional Bitcoin Account. Bitcoin shall not be deposited or withdrawn upon less than twenty-four (24) hours’ notice initiated from the Trust’s Additional Bitcoin Account. The time of such request shall be the time such notice is transmitted from the Trust’s Additional Bitcoin Account. In the context of the foregoing and during such twenty-four (24) hours’ notice period, the Additional Bitcoin Custodian makes no representations or warranties with respect to the availability and/or accessibility of (1) the bitcoin, (2) a Custody Transaction (as defined in the Additional Bitcoin Custody Agreement, which includes a deposit or withdrawal), (3) the Additional Bitcoin Account, or (4) the Custodial Services (as defined in the Additional Bitcoin Custody Agreement). While the Additional Bitcoin Custodian will make reasonable efforts to process client initiated deposits in a timely manner, the Additional Bitcoin Custodian makes no representations or warranties regarding the amount of time needed to complete processing of deposits as such processing is dependent upon many factors outside of the Additional Bitcoin Custodian’s control.

Moreover, in the event of an insolvency or bankruptcy of the Bitcoin Custodian or the Additional Bitcoin Custodian in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Bitcoin Custodian and the Additional Bitcoin Custodian in the virtual currency industry, there is a risk that customers’ assets – including the Trust’s assets – may be considered the property of the bankruptcy estate of the Bitcoin Custodian or the Additional Bitcoin Custodian, and customers – including the Trust – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

Each of the Custody Agreement and the Additional Bitcoin Custody Agreement contain an agreement by the parties to treat the bitcoin credited to the Trust’s Custody Account (as defined in the Custody Agreement) and the Trust’s Custodial Account (as defined in the Additional Bitcoin Custody Agreement) as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Bitcoin Custodian and the Additional Bitcoin Custodian will serve as fiduciary and custodian on the Trust’s behalf. It is possible that a court would not treat custodied digital assets as part of the Bitcoin Custodian’s or the Additional Bitcoin Custodian’s general estate in the event the Bitcoin Custodian or the Additional Bitcoin Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. In the case of the Clearing Account, because it is an omnibus account in which the assets of multiple customers – including the Trust’s assets – are held together, it is likely the Trust would be treated as a general unsecured creditor in respect of the Clearing Account held with the Bitcoin Custodian in the event of the Bitcoin Custodian’s insolvency. The Clearing Agreement does not contain an Article 8 opt-in. If the Bitcoin Custodian or the Additional Bitcoin Custodian became subject to insolvency proceedings and a court were to rule that the custodied bitcoin were part of the Bitcoin Custodian’s or the Additional Bitcoin Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Bitcoin Custodian’s or the Additional Bitcoin Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Bitcoin Custodian or the Additional Bitcoin Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Bitcoin Custodian or the Additional Bitcoin Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

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

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of bitcoin or the provision of instructions relating to the movement of bitcoin, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Bitcoin Custodian or the Additional Bitcoin Custodian. Consequently, a loss may be suffered with respect to the Trust’s bitcoin that is not covered by the Bitcoin Custodian’s or the Additional Bitcoin Custodian’s insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

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

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Transfer Agent, the Bitcoin Custodian, the Additional Bitcoin Custodian or the Cash Custodian under the trust documents.

Under the trust documents, each of the Sponsor, the Trustee, the Transfer Agent, the Bitcoin Custodian, the Additional Bitcoin Custodian and the Cash Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or wilful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent, the Bitcoin Custodian, the Additional Bitcoin Custodian or the Cash Custodian may require that the assets of the Trust be used for indemnification in order to cover losses or liability suffered by them. This would reduce the bitcoin holdings of the Trust and the value of the Shares.

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

Coinbase serves as the Bitcoin Custodian for several competing exchange-traded bitcoin products, which could adversely affect the Trust’s operations and ultimately the value of the shares.

The Additional Bitcoin Custodian is an affiliate of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded cryptoasset company in the world by market capitalization and is also the largest cryptoasset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of cryptoasset brokerage and custody services, Coinbase serves as the Bitcoin Custodian for several competing exchange-traded bitcoin products. Therefore, Coinbase has a critical role in supporting the U.S. spot bitcoin exchange-traded product ecosystem, and its size and market share creates the risk that Coinbase may fail to properly resource its operations to adequately support all such products that use its services that could harm the Trust, the Shareholders and the value of the Shares. If Coinbase were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

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

Under regulations from the NYDFS, businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

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

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which bitcoin are treated for classification and clearing purposes. In particular, although bitcoin is currently understood to be a commodity when transacted on a spot basis, bitcoin itself in the future might be classified by the CFTC as a “commodity interest” under the CEA, subjecting all transactions in bitcoin to full CFTC regulatory jurisdiction. Alternatively, in the future bitcoin might be classified by the SEC as a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

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

The SEC has recently proposed amendments to the custody rules under Rule 406(4)-2 of the Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 406(4)-2 to cover all digital assets, including bitcoin, and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including bitcoin. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the Bitcoin Custodian and the Additional Bitcoin Custodian. It is possible that such amendments, if adopted, could prevent the Bitcoin Custodian and the Additional Bitcoin Custodian from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements under the Custody Agreement and the Additional Bitcoin Custody Agreement, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the role that the Bitcoin Custodian or the Additional Bitcoin Custodian currently play, the Trust’s operations (including in relation to creations and redemptions of Baskets and the holding of bitcoin) could be negatively affected, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Trust could be affected.

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

To the extent that the activities of any Authorized Participant, Liquidity Provider, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, such Authorized Participant, Liquidity Provider, the Trust or the

Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant, Liquidity Provider, Trust or the Sponsor to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, Liquidity Provider, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

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

Additionally, to the extent the Authorized Participant, Liquidity Provider, the Trust or the Sponsor is found to have operated without appropriate state or federal licenses by any regulator or court, it may be subject to investigation, administrative or court proceedings, operating restrictions, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Authorized Participant, Liquidity Provider, the Trust or the Sponsor, disrupt their operations, and have a material adverse effect on the price of the Shares. Although Liquidity Providers represent to the Trust that they have obtained all necessary governmental licenses in the Liquidity Provider agreements, if such representations prove inaccurate, such Liquidity Providers may suffer adverse consequences and be unable to perform their obligations or engage in bitcoin transactions with the Trust, or the Trust’s operations could be adversely affected and decreased liquidity for the Shares or losses for Shareholders could result.

Anonymity, sanctions, and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Bitcoin Blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Bitcoin network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies, such as tumbling or mixing services, may obscure the origin or chain of custody of digital assets. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in CVC transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN’s rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money laundering, sanctions evasion and weapons of mass destruction proliferation. Given that the Bitcoin network is global and anyone can engage in transactions using bitcoin, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so.

The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset exchanges. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust or the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

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

The Sponsor and the Trust have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering and sanctions laws and regulations including applicable KYC laws and regulations. The Sponsor and the Trust will only interact with known third party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as the Authorized Participants, Liquidity Providers, the Bitcoin Custodian and the Additional Bitcoin Custodian. Authorized Participants, as broker-dealers, and the Bitcoin Custodian, as a limited purpose trust company subject to New York Banking Law, are subject to the U.S. Bank Secrecy Act (as amended) (“BSA”) and U.S. economic sanctions laws.

In addition, the Trust will only accept creations and redemption requests from regulated Authorized Participants who themselves are subject to applicable sanctions and anti-money laundering laws and have compliance programs that are designed to ensure compliance with those laws.In addition, the Liquidity Providers are contractually obligated to have policies and procedures reasonably designed to comply with the money laundering and related provisions of the BSA and implementing regulations, and applicable sanctions laws. The Trust will not hold any bitcoin except those that have been delivered by a Liquidity Provider in connection with creation requests.

Each of the Bitcoin Custodian and the Additional Bitcoin Custodian have adopted and implemented an anti-money laundering and sanctions compliance program, which provides additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the Bitcoin Custodian performs Know-Your-Transaction (“KYT”) screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Bitcoin Custodian’s KYT program, any bitcoin that is delivered to the Trust’s Custody Account will undergo screening to ensure that the origins of that bitcoin are not illicit. The Additional Bitcoin Custodian’s BSA/AML program includes robust internal policies, procedures and controls that combat the attempted use of the Additional Bitcoin Custodian for illegal or illicit purposes, including a customer identification program, annual training of all employees and officers in anti-money laundering obligations and requirements, filing of Suspicious Activity Reports with the U.S. Financial Crimes Enforcement Network and annual independent audits of the Additional Bitcoin Custodian’s anti-money laundering program.

There is no guarantee that such procedures will always be effective. If the Authorized Participants or Liquidity Providers have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s diligence or procedures are ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Bitcoin Custodian, the Additional Bitcoin Custodian, Liquidity Providers or the Trust’s other service providers and counterparties. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

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

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022. MiCA came into effect in 2024, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets.

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

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss and (in certain circumstances) withholding taxes. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it generally would be classified as a corporation for such purposes. If it were treated as a corporation, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%), plus possible state and/or local taxes, on its net taxable income, and certain distributions made by the Trust to Shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the bitcoin held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets (including digital currency) are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust will hold certain types of digital assets that are not within the scope of the Notice.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any future guidance on the treatment of digital assets for U.S. federal income tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of bitcoin in the digital asset markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital assets in general.

Future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital assets, such as bitcoin, are uncertain, and it is unclear what guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital assets, including on the price of bitcoin in digital asset exchanges, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future developments in the treatment of digital assets for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. Other states have not issued any guidance on these points, and could take different positions (e.g., imposing sales taxes on purchases and sales of digital assets for fiat currency), and states that have issued guidance on their tax treatment of digital currencies (or other digital assets) could update or change their tax treatment of digital currencies (or other digital assets). It is unclear what further guidance on the treatment of digital currencies for state or local tax purposes may be issued in the future. A state or local government authority’s treatment of bitcoin may have negative consequences, including the imposition of a greater tax burden on investors in bitcoin or the imposition of a greater cost on the acquisition and disposition of bitcoin generally.

The treatment of digital assets for tax purposes by non U.S. jurisdictions may differ from the treatment of digital assets for U.S. federal, state or local tax purposes. It is possible, for example, that a non U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat currency. If a foreign jurisdiction with a significant share of the market of bitcoin users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital assets for fiat currency, such actions could result in decreased demand for bitcoin in such jurisdiction.

Any future guidance on the treatment of digital assets for state, local or non U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital assets, including on the price of bitcoin in digital asset exchanges. As a result, any such future guidance could have an adverse effect on the value of the Shares.

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

If a hard fork occurs in the Bitcoin Blockchain, the Trust could hold both the original bitcoin and the alternative new bitcoin. The IRS has held that a hard fork resulting in the creation of new units of cryptocurrency is a taxable event giving rise to ordinary income. Moreover, if such an event occurs, the Trust Agreement provides that the Sponsor shall have the discretion to determine whether the original or the alternative asset shall constitute bitcoin. The Trust shall treat whichever asset the Sponsor determines is not bitcoin as Incidental Rights or IR Virtual Currency, which it has committed to irrevocably abandon.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset if there are future regulatory developments that would make it feasible for the Trust to retain those assets.

The receipt, distribution and/or sale of the alternative bitcoin may cause Shareholders to incur a United States federal, state, and/or local, or non-U.S. tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.]

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
72

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

Although the Bitcoin Custodian and the Additional Bitcoin Custodian are fiduciaries with respect to the Trust’s assets, they could resign or be removed by the Sponsor, which may trigger early dissolution of the Trust.

The Bitcoin Custodian and the Additional Bitcoin Custodian are fiduciaries under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Advisers Act and are licensed to custody the Trust’s bitcoins in trust on the Trust’s behalf. However, the Bitcoin Custodian or the Additional Bitcoin Custodian may terminate the Custody Agreement or the Additional Bitcoin Custody Agreement, as the case may be, immediately or upon providing the applicable notice provided under the Custody Agreement or the Additional Bitcoin Custody Agreement. If either the Bitcoin Custodian of the Additional Bitcoin Custodian resigns, is removed, or is prohibited by applicable law or regulation to act as custodian, and no successor custodian has been employed, the Sponsor may dissolve the Trust in accordance with the terms of the Trust Agreement.

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

Bitcoin is extremely volatile, and concerns exist about the stability, reliability and robustness of many trading platforms where bitcoin trade. In a highly volatile market, or if one or more exchanges supporting the bitcoin market faces an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

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

The Shares have limited voting rights and limited distribution rights. For example, Shareholders do not have the right to elect directors, the Trust may enact splits or reverse splits without Shareholder approval and the Trust is not required to pay regular distributions, although the Trust may pay distributions at the discretion of the Sponsor.

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

Under the Trust Agreement, Shareholders have limited voting rights and the Trust will not have regular Shareholder meetings. Shareholders take no part in the management or control of the Trust. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The Sponsor may take actions in the operation of the Trust that may be adverse to the interests of Shareholders and may adversely affect the value of the Shares.

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

In certain circumstances, the Trust’s bitcoin investments may be valued using techniques other than reliance on the price established by the MarketVectorTM Bitcoin Benchmark Rate. The Sponsor will monitor for significant events related to crypto assets that may impact the value of bitcoin and will determine in good faith, and in accordance with its valuation policies and procedures, whether to fair value the Trust’s bitcoin on a given day based on whether certain pre-determined criteria have been met. For example, if the MarketVectorTM Bitcoin Benchmark Rate deviates by more than a pre-determined amount from an alternate benchmark available to the Sponsor, then the Sponsor may determine to utilize the alternate benchmark. The Sponsor evaluates its fair value criteria and the factors in determining such criteria from time to time and no less than quarterly. The Sponsor may also fair value the Trust’s bitcoin using observed market transactions from one or more exchanges. The Sponsor may also fair value the Trust’s bitcoin using a combination of inputs in certain situations (e.g., using observed market transactions, OTC quotations from brokers, etc.) The value of the Shares of the Trust established by using the MarketVectorTM Bitcoin Benchmark Rate may be different from what would be produced through the use of another methodology. Bitcoin or other digital asset investments that are valued using techniques other than those employed by the MarketVectorTM Bitcoin Benchmark Rate, including bitcoin investments that are “fair valued,” may be subject to greater fluctuation in their value from one day to the next than would be the case if market-price valuation techniques were used.

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

The Trust and its service providers, including the Sponsor, Administrator, Transfer Agent, Bitcoin Custodian, Additional Bitcoin Custodian and Cash Custodian (as well as Authorized Participants and market makers) may experience disruptions that arise from human error, processing and communications errors, counterparty or third-party errors, or technology or systems failures, any of which may have an adverse impact on the Trust. Although the Trust and its service providers seek to mitigate these operational risks through their internal controls and operational risk management processes, these measures may not identify or may be inadequate to address all such risks. Additionally, the Bitcoin Custodian and the Additional Bitcoin Custodian, which were established in 2015 and 2012, respectively, each have a limited operating company and experience, which could heighten certain operational risks.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management, Strategy and Governance

The Trust has no employees or internal information systems and is managed by the Sponsor. Thus, the Trust relies on the Sponsor and VanEck, the parent company of the Sponsor, as well as the Bitcoin Custodian and Additional Bitcoin Custodian and other service providers to protect the Trust’s information from cybersecurity threats. VanEck has policies, standards, and procedures on information security (the “Cybersecurity Documents”). The Cybersecurity Documents govern the procurement, use, storage, protection and permissions of data systems, applications and devices.  The Cybersecurity Documents outline the correct usage of elements and tasks on the networks/infrastructure to ensure safe operation, high availability, performance, and data accuracy.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On January 10, 2024, the Shares commenced trading on Cboe BZX Exchange, Inc, under the ticker symbol “HODL.”

Holders

As of December 31, 2024, there were approximately 85 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the during the fiscal year ended December 31, 2024. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities (a)

5,400,000 Shares (216 Baskets) were redeemed during the period ended December 31, 2024.

Period	Total Number of Shares Redeemed	Average Per Share

10/01/24 to 10/31/24	1,600,000	$18.13
11/01/24 to 11/30/24	2,600,000	21.07
12/01/24 to 12/31/24	1,200,000	27.26
Total	5,400,000	$21.57
(a)	Share, Per Share and Basket information above has been adjusted to reflect the 4 for 1 share split that occurred on February 14, 2025.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser.

Not applicable.

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

Results of Operations

All Share amounts, per Share and basket amounts referenced in the Results of Operations have been adjusted to reflect the 4 for 1 share split that occurred on February 14, 2025.

The Year Ended December 31, 2024

The Trust’s NAV increased from $100,000 at December 31, 2023 to $1,280,450,332 at December 31, 2024, a 1,280,350% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of outstanding shares, which increased from 8,000 Shares at December 31, 2023 to 48,500,000 Shares at December 31, 2024. This is the net result of 63,100,000 Shares (2,212 Baskets) being created and 14,608,000 Shares (576 Baskets) being redeemed during the period, and an increase in the price of bitcoin, which grew 111.28% from $44,182 at January 4, 2024 to $93,349 at December 31, 2024.

The 111.20% increase in the NAV per Share from $12.50 at December 31, 2023 to $26.40 at December 31, 2024 is directly related to the 111.28% increase in the price of bitcoin during this period.

The NAV per Share of $30.13 on December 17, 2024, was the highest during the period, compared with a low during the period of $11.10 on January 23, 2024.

Net increase in net assets resulting from operations for the twelve-month period ended December 31, 2024, was $418,968,448 resulting from an net unrealized appreciation on investment in bitcoin of $384,606,755, a net realized gain of $34,414,287 on bitcoin sold for the redemption of Shares, a net realized gain of $10,977 from bitcoin sold to pay expenses during the twelve-month period, and a net investment loss of $63,571. Other than the Sponsor Fee of $63,571, the Trust had no other expenses during the twelve-month period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the period from December 31, 2023 to December 31, 2024.

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

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance GAAP, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

John J. Crimmins

Mr. Crimmins (born 1957) serves as Vice President, Treasurer and Chief Financial Officer of the Sponsor. Mr. Crimmins joined VanEck in 2009 as Vice President of Portfolio Administration. He is primarily responsible for overseeing portfolio accounting and administration. He also serves as Chief Financial Officer to the VanEck Funds, VanEck VIP Trust and VanEck ETF Trust. Prior to joining VanEck, Mr. Crimmins was the Chief Financial, Operating and Compliance Officer for Kern Capital Management LLC from 1997 to 2009 and the Vice President and Director of Mutual Fund Administration for Evergreen Investment Services from 1987 to 1997. Previously, Mr. Crimmins acted as Vice President and Controller for Pilgrim Group for three years and was in public accounting for six years. Mr. Crimmins is a Certified Public Accountant and received a BS in Accounting from St. John’s University.

Insider Trading Policy

VanEck has adopted an insider trading policy which applies to its employees. VanEck believes that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of securities, including Shares of the Trust, as well as the applicable rules and regulations of the Exchange. A copy of VanEck’s insider trading policy is filed as Exhibit 19.1 to this Report.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsorfee. For the year ended December 31, 2024, the Trust has incurred Sponsor Fee of $63,571.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by Cohen & Company, Ltd. for the year ended December 31, 2024 and December 31, 2023.

	2024	2023

Audit fees	$76,250	$20,000

Audit-related Fees	$0	$0

Tax fees	$0	$0

All other fees	$0	$0

Total	$76,250	$20,000
87

Audit fees for the year ended December 31, 2024, consist of contractual fees payable to Cohen & Company Ltd. for quarterly financial statement information included on Form 10-Q and the audit of the Trust’s annual financial statements included in the Annual Report on Form 10-K for the period ended December 31, 2024.

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

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Report:

Exhibit No.	Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on December 30, 2020

3.2	Certificate of Amendment to Certificate of Trust incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Registrant on August 20, 2024

4.1	Third Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on March 1, 2024

4.2	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K filed by the Registrant on March 28, 2024

4.3	Amendment No. 1 to the Third Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on August 20, 2024

10.1	Form of Authorized Participant Agreement by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on December 29, 2023

10.2	Form of Marketing Agent Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on October 27, 2023

10.3	Form of Custodial Services Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed by the Registrant on October 27, 2023

10.4	Trust Administration and Accounting Agreement incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed by the Registrant on December 29, 2023

10.5	Transfer Agency Agreement incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed by the Registrant on December 29, 2023

10.6	Form of Index Sub-Licensing Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on October 27, 2023

10.7	Cash Custody Agreement incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed by the Registrant on December 29, 2023

10.8	Subscription Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on December 29, 2023
89

10.9	Clearing Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on January 8, 2024

10.10	Additional Bitcoin Custodian Agreement incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on June 26, 2024.

19.1*	Insider Trading Policy

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Executive Officer Incentive-Based Compensation Clawback Policy incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed by the Registrant on March 28, 2024

101.INS*	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

VANECK BITCOIN ETF
FINANCIAL STATEMENTS
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

VanEck Bitcoin ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of VanEck Bitcoin ETF (the “Trust”) as of December 31, 2024 and 2023, including the schedule of investment as of December 31, 2024, and the related statements of operations and changes in net assets for the year ended December 31, 2024, and for the period from December 21, 2023 (date of seeding) to December 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations and changes in its net assets for the year ended December 31, 2024, and for the period from December 21, 2023 (date of seeding) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of cash and digital assets owned as of December 31, 2024 and 2023, by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2023.

COHEN & COMPANY, LTD.

Towson, Maryland

March 26, 2025

VANECK BITCOIN ETF

Statements of Assets and Liabilities(a)

	December 31, 2024	December 31, 2023
Assets
Investment in bitcoin, at fair value (cost $895,843,577 and $-, respectively)	$1,280,450,332	$—
Cash	—	100,000
Total assets	1,280,450,332	100,000

Liabilities
Total liabilities	—	—

Net assets	$1,280,450,332	$100,000

Shares issued and outstanding (no par value, unlimited amount authorized)	48,500,000	8,000

Net Asset Value per Share	$26.40	$12.50

(a)	Shares issued and outstanding and the Net Asset Value per Share have been adjusted to reflect the 4 for 1 share split that took place on February 14, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Operations

	Year Ended December 31, 2024	For the Period December 21, 2023 (Date of Seeding) to December 31, 2023
Expenses
Sponsor fee, related party	$1,323,357	$—
Total expenses	1,323,357	—
Sponsor fee waiver, related party	(1,259,786)	—
Net expenses	63,571	—
Net investment loss	(63,571)	—
Net realized gain and change in unrealized appreciation (depreciation)
Net realized gain on:
Bitcoin sold for redemption of shares	34,414,287	—
Bitcoin distributed for Sponsor fee, related party	10,977	—
Net realized gain on investments in bitcoin	34,425,264	—

Net change in unrealized appreciation (depreciation) on investments in bitcoin	384,606,755	—

Net realized gain and change in unrealized appreciation (depreciation)	419,032,019	—

Net increase in net assets resulting from operations	$418,968,448	$—

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Changes in Net Assets

	Year Ended December 31, 2024	For the Period December 21, 2023 (Date of Seeding) to December 31, 2023
Net increase from operations
Net investment loss	$(63,571)	$—
Net realized gain from investment in bitcoin	34,425,264	—
Change in net unrealized appreciation (depreciation) from investments in bitcoin	384,606,755	—
Net increase in net assets resulting from operations	418,968,448	—

Capital Share transactions
Contributions for shares issued	1,145,143,775	100,000
Withdrawals for shares redeemed	(283,761,891)	—
Total capital share transactions	861,381,884	100,000
Net increase in net assets	1,280,350,332	100,000

Net assets:
Beginning of period	100,000	—
End of period	$1,280,450,332	$100,000

The accompanying notes are an integral part of these financial statements.

F-5

VANECK BITCOIN ETF

Schedule of Investment as
of December 31, 2024(a)

	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	13,716.83	$895,843,577	$1,280,450,332	100.00%
Net Assets			$1,280,450,332	100.00%

(a) No comparative financial statements have been provided as the Trust did not hold any bitcoin as of December 31, 2023.

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Notes to the Financial Statements

December 31, 2024

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

A. Basis of Preparation and Use of Estimates

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

B. Cash

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of December 31, 2024, the Trust did not hold cash.

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

VANECK BITCOIN ETF

Notes to the Financial Statements (continued)

December 31, 2024

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

The following is a summary of the fair value hierarchy as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$1,280,450,332	$—	$—	$1,280,450,332

The following represents the changes in quantity of bitcoin and the respective fair value:

	Bitcoin	Fair Value
Beginning balance as of January 1, 2024	—	$—
Bitcoin contributed	17,847.12	1,145,131,271
Bitcoin withdrawn	(4,130.29)	(283,712,958)
Net change in unrealized appreciation on investment in bitcoin	—	384,606,755
Net realized gain on investment in bitcoin	—	34,425,264
Ending balance as of December 31, 2024	13,716.83	$1,280,450,332

The Trust did not hold any bitcoin as of December 31, 2023.

D. Bitcoin

Bitcoin transactions are accounted for on trade date. Realized gains and losses on the sale of bitcoin are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of bitcoin. Proceeds received by the Trust from the issuance of baskets consist of bitcoin. Deposits of bitcoin are held by Gemini Trust Company, LLC (the “Bitcoin Custodian”) and are also held at Coinbase Custody Trust Company, LLC (the “Additional Bitcoin Custodian”, and collectively the “Bitcoin Custodians”), on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the Bitcoin Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

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

VANECK BITCOIN ETF

Notes to the Financial Statements (continued)

December 31, 2024

F. Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has reviewed the tax positions as of December 31, 2024 and has determined that no provision for income tax is required in the Trust’s financial statements.

G. Segment Reporting—In this reporting period, the Trust adopted FASB Accounting Standards Update 2023-07 Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The provisions of the new standard require additional financial statements disclosures related to segment reporting to enable investors to better understand an entity’s overall performance and to assess its potential future cash flows. The adoption of the ASU 2023-07 had no impact on the Trust’s financial position or results of operations.

The Sponsor acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM has determined that the Trust has a single operating segment based on the fact that the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, with a defined investment strategy which is executed by the Sponsor.

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% of average daily net assets that accrues daily and pays monthly. Prior to February 21, 2024, the Sponsor Fee was 0.25% of average daily net assets. Effective for the period from March 12, 2024, through November 24, 2024, the Sponsor agreed to waive the entire Sponsor Fee for the first $1.5 billion of the Trust’s net assets. Effective for the period from November 25, 2024 through January 10, 2026, the Sponsor will waive the entire Sponsor Fee for the first $2.5 billion of the Trust’s assets. If the Trust’s assets exceed $2.5 billion prior to January 10, 2026, the Sponsor Fee charged on assets over $2.5 billion will be 0.20% of average daily net assets. All investors will incur the same Sponsor Fee which is the weighted average of those fee rates. After January 10, 2026, the Sponsor Fee will be 0.20% of average daily net assets. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Sponsor from time to time will sell bitcoin, which may be facilitated by one or more liquidity providers and/or the Bitcoin Custodians, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not an expense of the Trust.

The Trust holds its bitcoin at the Bitcoin Custodian and at the Additional Bitcoin Custodian, both of which are regulated third-party custodians that carry insurance (in the case of the Additional Bitcoin Custodian, such insurance is carried by its parent, Coinbase Inc., and is intended to cover the loss of client assets held by Coinbase Inc. and its subsidiaries, including the Additional Bitcoin Custodian) and are responsible for safekeeping of bitcoin owned by the Trust and holding private keys that provide access to the bitcoin in the Trust’s bitcoin account.

VANECK BITCOIN ETF

Notes to the Financial Statements (continued)

December 31, 2024

State Street Bank and Trust Company serves as the Trust’s administrator, transfer agent and cash custodian.

Note 4. Related Parties(a)

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

VanEck was the initial seed investor (“Seed Capital Investor”) on December 21, 2023. On January 4, 2024, the 8,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising of 5,800,000 Shares at a per-Share price of $12.50. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $72,500,000, which resulted in the Trust receiving 1,640.92 bitcoin. As of December 31, 2024, the Seed Capital Investor’s ownership in the Trust represents approximately 9% of net assets.

VanEck is a minority interest holder in the parent company of the Bitcoin Custodian, representing less than 1% of its equity.

(a)	Share amounts in Note 4 have been adjusted to reflect the 4 for 1 share split that occurred on February 14, 2025.

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

VANECK BITCOIN ETF

Notes to the Financial Statements (continued)

December 31, 2024

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

Share and capital activity is as follows:

	Year Ended December 31, 2024(a)		For the Period December 21, 2023 (Date of Seeding) to December 31, 2023(a)
	Shares	Amount	Shares	Amount
Beginning of period	8,000	$100,000	—	$—
Shares issued	63,100,000	1,145,143,775	8,000	100,000
Shares redeemed	(14,608,000)	(283,761,891)	—	—
Ending of period	48,500,000	$861,481,884	8,000	$100,000

(a)	Shares amounts have been adjusted to reflect a 4 for 1 share split that occurred on February 14, 2025.

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

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the value of bitcoin due to a number of factors. Accordingly, a decline in the value of bitcoin will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of bitcoin include high volatility, which could have a negative impact on the performance of the Trust. Bitcoin platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the bitcoin network. The slowing or stopping of the development or acceptance of the bitcoin network may adversely affect an investment in the Trust. The price of bitcoin on the bitcoin market has exhibited periods of extreme volatility. Digital assets such as bitcoin were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital

VANECK BITCOIN ETF

Notes to the Financial Statements (continued)

December 31, 2024

assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of bitcoin represented by the Shares may decline over time. At December 31, 2024, bitcoin with a fair value of $1,155,082,800 and $125,367,532 was held by the Bitcoin Custodian and Additional Bitcoin Custodian, respectively.

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

Note 8. Financial Highlights(a)(b)

The financial highlights summarize certain per share operating information and financial ratios of net investment income (loss) and expenses, to daily average net assets for the year ended December 31, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions:

VANECK BITCOIN ETF

Notes to the Financial Statements (continued)

December 31, 2024

	Year Ended December 31, 2024
Net asset value per share, beginning of period	$12.50

From investment operations:
Net investment loss(c)	(0.00)	(d)
Net realized gain and change in unrealized appreciation/depreciation on investments in bitcoin(e)	13.90
Total increase resulting from operations	13.90

Net asset value per share, end of period(f)	$26.40

Total return(g)	111.20%

Ratios to average net assets(h)
Expenses before fee waiver	0.20%	(i)
Expenses after fee waiver	0.01%	(i)
Net investment loss	(0.01)%	(i)
Portfolio turnover rate(g)	40.03%

(a)	No prior year comparative financial statements have been provided as the Trust did not have any operations as of December 31, 2023.
(b)	On February 14, 2025 the Trust effected a 4 for 1 share split. Per share data has been adjusted to reflect the share split.
(c)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(d)	Amount rounds to greater than ($0.005)
(e)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(f)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(g)	Non-annualized.
(h)	Annualized.
(i)	Calculated based upon daily average net assets from January 10, 2024 (Date of Effectiveness) to December 31, 2024.

Note 9. Subsequent Event Review

The Trust completed a 4-for-1 share split for shareholders as follows:

Record Date	Pay Date	Ex-Date
2/12/2025	2/13/2025	2/14/2025

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no other material events that would require disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

VanEck Bitcoin ETF

By:	VanEck Digital Assets, LLC, as Sponsor of the Trust (registrant)

By:	/s/ Jonathan R. Simon
Name: Jonathan R. Simon
Title: Senior Vice President, General Counsel and Secretary
Date:	March 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1933, this Report has been signed by the following persons in the capacities* and on the dates indicated.

Signature	Title	Date

Jan F. van Eck
/s/ Jan F. van Eck	President and Chief Executive Officer	March 26, 2025
(Principal Executive Officer)

John J. Crimmins
/s/ John J. Crimmins	Vice President, Chief Financial	March 26, 2025
Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

*	The registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the registrant.