Form 10-Q
period 2025-03-31
VanEck Bitcoin ETF
filed 2025-05-14
CIK 1838028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-41908

VanEck Bitcoin ETF

(Exact name of registrant as specified in its charter)

Delaware	85-6811021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o VanEck Digital Assets, LLC
Jonathan R. Simon, Esq.
Matthew A. Babinsky, Esq.
666 Third Avenue, 9th Floor
New York, New York 10017
(Address of principal executive offices) (Zip Code)

(212) 293-2000
(Registrant’s telephone number, including area code)

Not Applicable

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

The registrant had 51,000,000 outstanding shares as of April 30, 2025.

VanEck Bitcoin ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK BITCOIN ETF

Statements of Assets and Liabilities

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investment in bitcoin, at fair value (cost $975,750,516 and $895,843,577, respectively)	$1,184,241,939	$1,280,450,332
Total assets	1,184,241,939	1,280,450,332

Liabilities
Total liabilities	—	—

Net assets	$1,184,241,939	$1,280,450,332

Shares issued and outstanding (no par value, unlimited amount authorized)	50,475,000	48,500,000

Net Asset Value per Share	$23.46	$26.40

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Operations (Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Expenses
Sponsor fee, related party	$658,254	$122,669
Total expenses	658,254	122,669
Sponsor fee waiver, related party	(658,254)	(59,098)
Net expenses	—	63,571
Net investment loss	—	(63,571)
Net realized gain and change in unrealized appreciation (depreciation)
Net realized gain on:
Bitcoin sold for redemption of shares	21,138,420	5,947,470
Bitcoin distributed for Sponsor fee, related party	—	10,977
Net realized gain on investments in bitcoin	21,138,420	5,958,447

Net change in unrealized appreciation (depreciation) from investments in bitcoin	(176,115,332)	103,409,916

Net realized gain and change in unrealized appreciation (depreciation)	(154,976,912)	109,368,363

Net increase (decrease) in net assets resulting from operations	$(154,976,912)	$109,304,792

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net increase (decrease) from operations
Net investment loss	$—	$(63,571)
Net realized gain from investment in bitcoin	21,138,420	5,958,447
Change in net unrealized appreciation (depreciation) from investments in bitcoin	(176,115,332)	103,409,916
Net increase (decrease) in net assets resulting from operations	(154,976,912)	109,304,792

Capital Share transactions
Contributions for shares issued	141,284,030	530,072,065
Withdrawals for shares redeemed	(82,515,511)	(20,426,829)
Total capital share transactions	58,768,519	509,645,236
Net increase (decrease) in net assets	(96,208,393)	618,950,028

Net assets:
Beginning of period	1,280,450,332	100,000
End of period	$1,184,241,939	$619,050,028

The accompanying notes are an integral part of these financial statements.

3

VANECK BITCOIN ETF

Schedule of Investment

March 31, 2025 (Unaudited)	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	14,275.40	$975,750,516	$1,184,241,939	100.00%
Net Assets			$1,184,241,939	100.00%

December 31, 2024	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	13,716.83	$895,843,577	$1,280,450,332	100.00%
Net Assets			$1,280,450,332	100.00%

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements

March 31, 2025

Note 1. Organization:

The VanEck Bitcoin ETF (the “Trust”), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in an ownership of the Trust (the “Shares”). The Shares are traded on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to reflect the performance of the price of bitcoin less the net operating expenses of the Trust. The Trust is managed and controlled by VanEck Digital Assets, LLC (the “Sponsor”), a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The CSC Delaware Trust Company is the “Trustee” of the Trust.

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of December 31, 2024, and March 31, 2025, the Trust did not hold cash.

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

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2025

Level 3 – Unobservable inputs where there are little or no market activity for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments. The following is a summary of the fair value hierarchy as of March 31, 2025, and December 31, 2024:

March 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$1,184,241,939	$—	$—	$1,184,241,939

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$1,280,450,332	$—	$—	$1,280,450,332

The following represents the changes in quantity of bitcoin and the respective fair value:

	Bitcoin	Fair Value
Beginning balance as of January 1, 2025	13,716.83	$1,280,450,332
Bitcoin contributed	1,463.60	141,284,030
Bitcoin withdrawn	(905.03)	(82,515,511)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	(176,115,332)
Net realized gain on investment in bitcoin	—	21,138,420
Ending balance as of March 31, 2025	14,275.40	$1,184,241,939

	Bitcoin	Fair Value
Beginning balance as of January 1, 2024	—	$—
Bitcoin contributed	17,847.12	1,145,131,271
Bitcoin withdrawn	(4,130.29)	(283,712,958)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	384,606,755
Net realized gain on investment in bitcoin	—	34,425,264
Ending balance as of December 31, 2024	13,716.83	$1,280,450,332

The Trust did not hold any bitcoin as of December 31, 2023.

D.	Bitcoin

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

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2025

taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has reviewed the tax positions for the period presented and has determined that no provision for income tax is required in the Trust’s financial statements.

G.	Segment Reporting

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

H.	Interim financial statements

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2025 and 2024, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10‑K previously filed with the SEC.

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

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2025

Note 4. Related Parties(a)

The Sponsor is considered to be a related party to the Trust.

MarketVector Indexes GmbH is the index sponsor and index administrator for the MarketVector Bitcoin Benchmark Rate, which is used by the Trust to determine its NAV. MarketVector Indexes GmbH is an indirectly wholly-owned subsidiary of VanEck.

Van Eck Securities Corporation, a marketing agent to the Trust, is a wholly-owned subsidiary of VanEck.

VanEck was the initial seed investor (“Seed Capital Investor”) on December 21, 2023. On January 4, 2024, the 8,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising of 5,800,000 Shares at a per-Share price of $12.50. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $72,500,000, which resulted in the Trust receiving 1,640.92 bitcoin. As of December 31, 2024 and March 31, 2025, the Seed Capital Investor’s ownership in the Trust represents approximately 9% and 7%, respectively of net assets.

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

Share and capital activity is as follows:

	Three Months Ended March 31, 2025(a)		Three Months Ended March 31, 2024(a)
	Shares	Amount	Shares	Amount
Beginning of period	48,500,000	$861,481,884	8,000	$100,000
Shares issued	5,175,000	141,289,180	31,900,000	530,072,065
Shares redeemed	(3,200,000)	(82,520,661)	(1,108,000)	(20,426,829)
End of period	50,475,000	$920,250,403	30,800,000	$509,745,236

(a)	Shares amounts have been adjusted to reflect a 4 for 1 share split that occurred on February 14, 2025.
8

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2025

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

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the value of bitcoin due to a number of factors. Accordingly, a decline in the value of bitcoin will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of bitcoin include high volatility, which could have a negative impact on the performance of the Trust. Bitcoin platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the bitcoin network. The slowing or stopping of the development or acceptance of the bitcoin network may adversely affect an investment in the Trust. The price of bitcoin on the bitcoin market has exhibited periods of extreme volatility. Digital assets such as bitcoin were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of bitcoin represented by the Shares may decline over time. Bitcoin with a fair value of $1,280,450,332 and $1,184,241,939 were held by the Bitcoin Custodians at December 31, 2024 and March 31, 2025, respectively.

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

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2025

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment income (loss) and expenses, to daily average net assets for the three months ended March 31, 2025, and 2024, respectively. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net asset value per share, beginning of period	$26.40	$12.50

From investment operations:
Net investment loss(b)	0.00	(0.00	)(c)
Net realized gain and change in unrealized appreciation/depreciation from investments in bitcoin (d)	(2.94)	7.60
Total increase resulting from operations	(2.94)	7.60

Net asset value per share, end of period	$23.46	$20.10

Total return(e)(f)	(11.14)%	60.80%

Ratios to average net assets(g)
Expenses before fee waiver	0.20%	0.21%
Expenses after fee waiver	0.00%	0.11%
Net investment loss	0.00%	(0.11)%
Portfolio turnover rate(f)	6.44%	6.06%

(a)	On February 14, 2025 the Trust effected a 4 for 1 share split. Per share data prior to that date has been adjusted to reflect the share split.
(b)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(c)	Amount rounds to greater than ($0.005)
(d)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(e)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(f)	Non-annualized.
(g)	Annualized.

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

Results of Operations

The Quarter Ended March 31, 2024 (a)

The Trust’s net asset value increased from $100,000 at December 31, 2023 to $619,050,028 at March 31, 2024, a 618,950% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding shares, which increased from 8,000 Shares at December 31, 2023 to 30,800,000 Shares at March 31, 2024, a consequence of 31,900,000 Shares (964 Baskets) being created and 1,108,000 Shares (36 Baskets) being redeemed during the period and an increase in the price of bitcoin, which grew 60.17 % from $44,182 at January 4, 2024 to $70,766 at March 31, 2024.

The 60.80% increase in the NAV from $12.50 at December 31, 2023 to $20.10 at March 31, 2024 is directly related to the 66.17 % increase in the price of bitcoin during this period.

The NAV increased less than the price of bitcoin on a percentage basis due to the Sponsor Fee, which, net of Sponsor Fee waiver, was $63,571 for the quarter, or 0.11% of the Trust’s average weighted assets of $239,311,214 during the quarter, and the seed capital period. The NAV of $20.68 on March 13, 2024, was the highest during the quarter, compared with a low during the quarter of $11.10 on January 23, 2024.

Net increase in net assets resulting from operations for the quarter ended March 31, 2024, was $109,304,792 resulting from a net unrealized appreciation on investment in bitcoin of $103,409,916, a net realized gain of $5,947,470 on bitcoin sold for the redemption of Shares, a net realized gain of $10,977 from bitcoin sold to pay expenses during the quarter, and a net investment loss of $63,571. Other than the Sponsor Fee of $63,571, the Trust had no other expenses during the quarter.

(a) Shares outstanding, baskets and Net Asset Value per share have been adjusted to reflect the 4 for 1 share split that took place on February 14, 2025.

The Quarter Ended March 31, 2025

The Trust’s NAV decreased from $1,280,450,332 at December 31, 2024 to $1,184,241,939 at March 31, 2025, a 7.51% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of bitcoin, which contracted 11.13% from $93,349 at December 31, 2024 to $82,957 at March 31, 2025, offset by the impact of capital share transactions, as the number of outstanding shares increased from 48,500,000 Shares at December 31, 2024 to 50,475,000 Shares at March 31, 2025. This is the net result of 5,175,000 Shares (207 Baskets) being created and 3,200,000 Shares (128 Baskets) being redeemed during the period.

The 11.14 % decrease in the NAV per Share from $26.40 at December 31, 2024 to $23.46 at March 31, 2025 is directly related to the 11.13% decrease in the price of bitcoin during this period.

The NAV per Share of $30.16 on January 21, 2025, was the highest during the quarter, compared with a low during the quarter of $22.21 on March 10, 2025.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2025, was $154,976,912 resulting from a net unrealized depreciation on investment in bitcoin of $176,115,332, and a net realized gain of $21,138,420 on bitcoin sold for the redemption of Shares and a net investment loss of $0. The Trust had no expenses during the quarter as they were all waived by the Sponsor.

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

There were no changes in the Trust’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the period ended December 31, 2024, filed with the Securities and Exchange Commission on March 26, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 3,200,000 Shares (128 Baskets) were redeemed during the quarter ended March 31, 2025.

Period	Total Number of Shares Redeemed	Average Per Share

01/01/25 to 01/31/25	200,000	$28.41
02/01/25 to 02/28/25	2,650,000	25.69
03/01/25 to 03/31/25	350,000	25.05
Total	3,200,000	$25.79

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

Date: May 14, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC., the Sponsor of the Registrant.

