Form 10-Q
period 2025-06-30
VanEck Bitcoin ETF
filed 2025-08-13
CIK 1838028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-41908

VanEck Bitcoin ETF

(Exact name of registrant as specified in its charter)

Delaware	85-6811021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 59,725,000 outstanding shares as of July 31, 2025.

VanEck Bitcoin ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK BITCOIN ETF

Statements of Assets and Liabilities

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investment in bitcoin, at fair value (cost $1,134,940,965 and $895,843,577, respectively)	$1,679,361,166	$1,280,450,332
Total assets	1,679,361,166	1,280,450,332

Liabilities
Total liabilities	—	—

Net assets	$1,679,361,166	$1,280,450,332

Shares issued and outstanding (no par value, unlimited amount authorized)	55,375,000	48,500,000

Net Asset Value per Share	$30.33	$26.40

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expenses
Sponsor fee, related party	$728,175	$312,510	$1,386,429	$435,179
Total expenses	728,175	312,510	1,386,429	435,179
Sponsor fee waiver, related party	(728,175)	(312,510)	(1,386,429)	(371,608)
Net expenses	—	—	—	63,571
Net investment loss	—	—	—	(63,571)
Net realized gain and net change in unrealized appreciation (depreciation)
Net realized gain on:
Bitcoin sold for redemption of shares	12,408,304	3,076,982	33,546,724	9,024,452
Bitcoin distributed for Sponsor fee, related party	—	—	—	10,977
Net realized gain on investment in bitcoin	12,408,304	3,076,982	33,546,724	9,035,429

Net change in unrealized appreciation (depreciation) from investment in bitcoin	335,928,778	(89,867,337)	159,813,446	13,542,579

Net realized gain and net change in unrealized appreciation (depreciation)	348,337,082	(86,790,355)	193,360,170	22,578,008

Net increase (decrease) in net assets resulting from operations	$348,337,082	$(86,790,355)	$193,360,170	$22,514,437

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net increase (decrease) from operations
Net investment loss	$—	$—	$—	$(63,571)
Net realized gain from investment in bitcoin	12,408,304	3,076,982	33,546,724	9,035,429
Net change in unrealized appreciation (depreciation) from investments in bitcoin	335,928,778	(89,867,337)	159,813,446	13,542,579
Net increase (decrease) in net assets resulting from operations	348,337,082	(86,790,355)	193,360,170	22,514,437

Capital Share transactions
Contributions for shares issued	198,942,862	133,298,530	340,226,892	663,370,595
Withdrawals for shares redeemed	(52,160,717)	(50,810,485)	(134,676,228)	(71,237,314)
Total capital share transactions	146,782,145	82,488,045	205,550,664	592,133,281
Net increase (decrease) in net assets	495,119,227	(4,302,310)	398,910,834	614,647,718

Net assets:
Beginning of period	1,184,241,939	619,050,028	1,280,450,332	100,000
End of period	$1,679,361,166	$614,747,718	$1,679,361,166	$614,747,718

The accompanying notes are an integral part of these financial statements.

3

VANECK BITCOIN ETF

Schedule of Investment

June 30, 2025 (Unaudited)	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	15,661.22	$1,134,940,965	$1,679,361,166	100.00%
Net Assets			$1,679,361,166	100.00%

December 31, 2024	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	13,716.83	$895,843,577	$1,280,450,332	100.00%
Net Assets			$1,280,450,332	100.00%

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements

June 30, 2025

Note 1. Organization:

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of June 30, 2025, and December 31, 2024, the Trust did not hold cash.

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

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data or they may be internally developed. These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The three levels of the fair value hierarchy are as follows:

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

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2025

The following is a summary of the fair value hierarchy as of June 30, 2025, and December 31, 2024:

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$1,679,361,166	$—	$—	$1,679,361,166

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$1,280,450,332	$—	$—	$1,280,450,332

The following represents the changes in quantity of bitcoin and the respective fair value:

	Bitcoin	Fair Value
Beginning balance as of January 1, 2025	13,716.83	$1,280,450,332
Bitcoin contributed	3,422.11	340,226,892
Bitcoin withdrawn	(1,477.72)	(134,676,228)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	159,813,446
Net realized gain on investment in bitcoin	—	33,546,724
Ending balance as of June 30, 2025	15,661.22	$1,679,361,166

	Bitcoin	Fair Value
Beginning balance as of January 1, 2024	—	$—
Bitcoin contributed	17,847.12	1,145,131,271
Bitcoin withdrawn	(4,130.29)	(283,712,958)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	384,606,755
Net realized gain on investment in bitcoin	—	34,425,264
Ending balance as of December 31, 2024	13,716.83	$1,280,450,332

The Trust did not hold any bitcoin as of January 1, 2024.

D.	Bitcoin

Bitcoin transactions are accounted for on trade date. Realized gains and losses on the sale of bitcoin are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of bitcoin. Proceeds received by the Trust from the issuance of baskets consist of bitcoin. Deposits of bitcoin are held by Gemini Trust Company, LLC (the “Bitcoin Custodian”) and at Coinbase Custody Trust Company, LLC (the “Additional Bitcoin Custodian”, and collectively the “Bitcoin Custodians”), on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the Bitcoin Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

E.	Calculation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings, as reconciled to the Bitcoin Custodians’ accounts, on a market approach determined on a daily basis using the MarketVectorTM Bitcoin Benchmark Rate price at 4:00 pm EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2025

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

The Sponsor acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM has determined that the Trust has a single operating segment based on the fact that the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, with a defined investment strategy which is executed by the Sponsor. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

H.	Interim financial statements

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2025 and 2024, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K previously filed with the SEC.

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

June 30, 2025

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

VanEck was the initial seed investor (“Seed Capital Investor”) on December 21, 2023. On January 4, 2024, the 8,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising of 5,800,000 Shares at a per-Share price of $12.50. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $72,500,000, which resulted in the Trust receiving 1,640.92 bitcoin. As of December 31, 2024 and June 30, 2025, the Seed Capital Investor’s ownership in the Trust represents approximately 9% and 7%, respectively, of net assets.

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

Share and capital activity is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024(a)		2025(a)		2024(a)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Beginning of period	50,475,000	$920,250,403	30,800,000	$509,745,236	48,500,000	$861,481,884	8,000	$100,000
Shares issued	6,925,000	198,942,862	7,100,000	133,298,530	12,100,000	340,226,892	39,000,000	663,370,595
Shares redeemed	(2,025,000)	(52,160,717)	(2,800,000)	(50,810,485)	(5,225,000)	(134,676,228)	(3,908,000)	(71,237,314)
End of period	55,375,000	$1,067,032,548	35,100,000	$592,233,281	55,375,000	$1,067,032,548	35,100,000	$592,233,281

(a)	Shares amounts have been adjusted to reflect a 4 for 1 share split that occurred on February 14, 2025.
8

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2025

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

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the value of bitcoin due to a number of factors. Accordingly, a decline in the value of bitcoin will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of bitcoin include high volatility, which could have a negative impact on the performance of the Trust. Bitcoin platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the bitcoin network. The slowing or stopping of the development or acceptance of the bitcoin network may adversely affect an investment in the Trust. The price of bitcoin on the bitcoin market has exhibited periods of extreme volatility. Digital assets such as bitcoin were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of bitcoin represented by the Shares may decline over time. Bitcoin with a fair value of $1,280,450,332 and $1,679,361,166 were held by the Bitcoin Custodians at December 31, 2024 and June 30, 2025, respectively.

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

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2025

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment income (loss) and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net asset value per share, beginning of period	$23.46	$20.10	$26.40	$12.50

From investment operations:
Net investment loss(b)	0.00	0.00	0.00	(0.00	)(c)
Net realized gain and change in unrealized appreciation (depreciation) from investments in bitcoin(d)	6.87	(2.58)	3.93	5.02
Total increase (decrease) resulting from operations	6.87	(2.58)	3.93	5.02
Net asset value per share, end of period	$30.33	$17.52	$30.33	$17.52

Total return(e)(f)	29.28%	(12.86)%	14.89%	40.12%

Ratios to average net assets(g)
Expenses before fee waiver	0.20%	0.20%	0.20%	0.20%
Expenses after fee waiver	0.00%	0.00%	0.00%	0.03%
Net investment loss	0.00%	0.00%	0.00%	(0.03)%
Portfolio turnover rate(f)	3.60%	8.25%	9.69%	14.96%

(a)	On February 14, 2025 the Trust effected a 4 for 1 share split. Per share data prior to that date has been adjusted to reflect the share split.
(b)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(c)	Amount rounds to greater than ($0.005)
(d)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(e)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(f)	Non-annualized.
(g)	Annualized.

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

Computation of Net Asset Value

The Trust’s NAV is calculated based on the Trust’s net asset holdings, as reconciled to the Bitcoin Custodians’ accounts, on a market approach determined on a daily basis in accordance with the MarketVectorTM Bitcoin Benchmark Rate price at 4:00 p.m. EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

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

Results of Operations

The Quarter Ended June 30, 2024 (a)

The Trust’s NAV decreased from $619,050,028 at March 31, 2024 to $614,747,718 at June 30, 2024, a 1% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of bitcoin, which contracted 12.86% from $71,066 at March 31, 2024 to $61,926 at June 30, 2024, offset by an increase in the number of outstanding Shares from 30,800,000 Shares at March 31, 2024 to 35,100,000 Shares at June 30, 2024, a net result of 7,100,000 Shares (284 Baskets) being created and 2,800,000 Shares (112 Baskets) being redeemed during the period.

The 12.49% decrease in the NAV per Share from $20.10 at March 31, 2024 to $17.52 at June 30, 2024 is primarily related to the 12.86% decrease in the price of bitcoin during this period.

The NAV per Share of $20.31 on April 8, 2024, was the highest during the quarter, compared with a low during the quarter of $16.37 on May 1, 2024.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2024, was $86,790,355 resulting from a net change in unrealized depreciation on investment in bitcoin of $89,867,337 and a net realized gain of $3,076,982 on bitcoin sold for the redemption of Shares and a net investment loss of $0. The Trust had no expenses during the quarter as they were all waived by the Sponsor.

The Six-Month Period Ended June 30, 2024 (a)

The Trust’s NAV increased from $100,000 at December 31, 2023 to $614,747,718 at June 30, 2024, a 614,648% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of outstanding Shares, which increased from 8,000 Shares at December 31, 2023 to 35,100,000 Shares at June 30, 2024. This is the result of 39,000,000 Shares (1,248 Baskets) being created and 3,908,000 Shares (94 Baskets) being redeemed during the period, and an increase in the price of bitcoin, which grew 40.16% from $44,182 at January 4, 2024 to $61,926 at June 30, 2024.

The 40.11% increase in the NAV per Share from $12.50 at December 31, 2023 to $17.52 at June 30, 2024 is primarily related to the 40.16% increase in the price of bitcoin during this period.

The NAV per Share of $20.68 on March 13, 2024, was the highest during the period, compared with a low during the period of $11.10 on January 23, 2024.

Net increase in net assets resulting from operations for the period ended June 30, 2024, was $22,514,437, resulting from an unrealized gain on investment in bitcoin of $13,542,579, a net realized gain of $9,024,452 on bitcoin sold for the redemption of Shares, a net realized gain of $10,977 from bitcoin sold to pay the Sponsor Fee during the period, and a net investment loss of $63,571. Other than the Sponsor Fee of $63,571, the Trust had no other expenses during the period.

The Quarter Ended June 30,2025

The Trust’s NAV increased from $1,184,241,939 at March 31, 2025 to $1,679,361,166 at June 30, 2025, a 41.81% increase. The increase in the Trust’s NAV resulted primarily from an increase in the price of bitcoin, which increased 29.26% from $82,957 at March 31, 2025 to $107,231 at June 30, 2025. In addition, the number of outstanding shares increased from 50,475,000 Shares at March 31, 2025 to 55,375,000 Shares at June 30, 2025. This is the net result of 6,925,000 Shares (277 Baskets) being created and 2,025,000 Shares (81 Baskets) being redeemed during the period.

The 29.28 % increase in the NAV per Share from $23.46 at March 31, 2025 to $30.33 at June 30, 2025 is primarily related to the 29.26% increase in the price of bitcoin during this period.

The NAV per Share of $31.56 on May 22, 2025, was the highest during the quarter, compared with a low during the quarter of $21.70 on April 8, 2025.

Net increase in net assets resulting from operations for the quarter ended June 30, 2025, was $348,337,082 resulting from a net unrealized appreciation on investment in bitcoin of $335,928,778, and a net realized gain of $12,408,304 on bitcoin sold for the redemption of Shares and a net investment loss of $0. The Trust had no expenses during the quarter as they were all waived by the Sponsor.

The Six Months Ended June 30,2025 (a)

The Trust’s NAV increased from $1,280,450,332 at December 31, 2024 to $1,679,361,166 at June 30, 2025, a 31.15% increase. The increase in the Trust’s NAV resulted primarily from an increase in the price of bitcoin, which increased 14.87% from $93,349 at December 31, 2024 to $107,231 at June 30, 2025. In addition, the number of outstanding shares increased from 48,500,000 Shares at December 31, 2024 to 55,375,000 Shares at June 30, 2025. This is the net result of 12,100,000 Shares (484 Baskets) being created and 5,225,000 Shares (209 Baskets) being redeemed during the period.

The 14.89 % increase in the NAV per Share from $26.40 at December 31, 2024 to $30.33 at June 30, 2025 is directly related to the 14.87% increase in the price of bitcoin during this period.

The NAV per Share of $31.56 on May 22, 2025, was the highest during the period, compared with a low during the quarter of $21.70 on April 8, 2025.

Net increase in net assets resulting from operations for the six months ended June 30, 2025, was $193,360,170 resulting from a net unrealized appreciation on investment in bitcoin of $159,813,446, and a net realized gain of $33,546,724 on bitcoin sold for the redemption of Shares and a net investment loss of $0. The Trust had no expenses during the quarter as they were all waived by the Sponsor.

(a) Shares outstanding, Baskets and NAV per Share have been adjusted to reflect the 4 for 1 share split that took place on February 14, 2025.

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

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the period ended December 31, 2024, filed with the Securities and Exchange Commission on March 26, 2025.

Digital Asset Treasury Companies Risk

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including bitcoin.

Digital asset treasury companies are a relatively new phenomenon and it is impossible to predict all of the risks they could pose to the Trust. On the one hand, digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as bitcoin, when prices are rising and they may sell such assets when prices are decreasing, potentially making bitcoin more expensive in a rising market and then causing downward pressure on bitcoin prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for bitcoin. Negative events or sentiment surrounding digital asset treasury companies could affect the market for bitcoin. On the other hand, digital asset treasury companies may compete with the Trust in the marketplace as a perceived alternative means of achieving exposure to the price of bitcoin (to a greater or lesser extent) through investing in securities. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 2,025,000 Shares (81 Baskets) were redeemed during the quarter ended June 30, 2025.

Period	Total Number of Shares Redeemed	Average Per Share

04/01/25 to 04/30/25	1,100,000	$23.28
05/01/25 to 05/31/25	700,000	28.63
06/01/25 to 06/30/25	225,000	28.94
Total	2,025,000	$25.76

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

Date: August 13, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC., the Sponsor of the Registrant.

