Form 10-Q
period 2025-09-30
VanEck Bitcoin ETF
filed 2025-11-13
CIK 1838028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-41908

VanEck Bitcoin ETF

(Exact name of registrant as specified in its charter)

Delaware	85-6811021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 65,100,000 outstanding Shares as of October 31, 2025.

VanEck Bitcoin ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK BITCOIN ETF

Statements of Assets and Liabilities

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investment in bitcoin, at fair value (cost $1,410,812,950 and $895,843,577, respectively)	$2,039,322,369	$1,280,450,332
Total assets	2,039,322,369	1,280,450,332

Liabilities
Total liabilities	—	—

Net assets	$2,039,322,369	$1,280,450,332

Shares issued and outstanding (no par value, unlimited amount authorized)	63,125,000	48,500,000

Net Asset Value per Share	$32.31	$26.40

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses
Sponsor fee, related party	$978,658	$336,577	$2,365,087	$771,756
Total expenses	978,658	336,577	2,365,087	771,756
Sponsor fee waiver, related party	(978,658)	(336,577)	(2,365,087)	(708,185)
Net expenses	—	—	—	63,571
Net investment loss	—	—	—	(63,571)
Net realized gain and net change in unrealized appreciation (depreciation)
Net realized gain on:
Bitcoin sold for redemption of shares	19,703,050	4,496,902	53,249,774	13,521,354
Bitcoin distributed for Sponsor fee, related party	—	—	—	10,977
Net realized gain on investment in bitcoin	19,703,050	4,496,902	53,249,774	13,532,331

Net change in unrealized appreciation (depreciation) from investment in bitcoin	84,089,218	11,414,566	243,902,664	24,957,145

Net realized gain and net change in unrealized appreciation (depreciation)	103,792,268	15,911,468	297,152,438	38,489,476

Net increase in net assets resulting from operations	$103,792,268	$15,911,468	$297,152,438	$38,425,905

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net increase from operations
Net investment loss	$—	$—	$—	$(63,571)
Net realized gain from investment in bitcoin	19,703,050	4,496,902	53,249,774	13,532,331
Net change in unrealized appreciation (depreciation) from investments in bitcoin	84,089,218	11,414,566	243,902,664	24,957,145
Net increase in net assets resulting from operations	103,792,268	15,911,468	297,152,438	38,425,905

Capital Share transactions
Contributions for shares issued	319,598,577	224,740,268	659,825,469	888,110,863
Withdrawals for shares redeemed	(63,429,642)	(96,022,801)	(198,105,870)	(167,260,115)
Net increase in capital share transactions	256,168,935	128,717,467	461,719,599	720,850,748
Net increase in net assets	359,961,203	144,628,935	758,872,037	759,276,653

Net assets:
Beginning of period	1,679,361,166	614,747,718	1,280,450,332	100,000
End of period	$2,039,322,369	$759,376,653	$2,039,322,369	$759,376,653

The accompanying notes are an integral part of these financial statements.

3

VANECK BITCOIN ETF

Schedule of Investment

September 30, 2025 (Unaudited)	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	17,853.09	$1,410,812,950	$2,039,322,369	100.00%
Net Assets			$2,039,322,369	100.00%

December 31, 2024	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	13,716.83	$895,843,577	$1,280,450,332	100.00%
Net Assets			$1,280,450,332	100.00%

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements

September 30, 2025

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of September 30, 2025, and December 31, 2024, the Trust did not hold cash.

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

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2025

The following is a summary of the fair value hierarchy as of September 30, 2025, and December 31, 2024:

September 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$2,039,322,369	$—	$—	$2,039,322,369

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$1,280,450,332	$—	$—	$1,280,450,332

The following represents the changes in quantity of bitcoin and the respective fair value:

	Bitcoin	Fair Value
Beginning balance as of January 1, 2025	13,716.83	$1,280,450,332
Bitcoin purchased	6,179.64	659,825,469
Bitcoin sold	(2,043.38)	(198,105,870)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	243,902,664
Net realized gain on investment in bitcoin	—	53,249,774
Ending balance as of September 30, 2025	17,853.09	$2,039,322,369

	Bitcoin	Fair Value
Beginning balance as of January 1, 2024(a)	—	$—
Bitcoin purchased	17,847.12	1,145,131,271
Bitcoin sold	(4,130.29)	(283,712,958)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	384,606,755
Net realized gain on investment in bitcoin	—	34,425,264
Ending balance as of December 31, 2024	13,716.83	$1,280,450,332

(a)	The Trust did not hold any bitcoin as of January 1, 2024.

D.	Bitcoin

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

September 30, 2025

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

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2025 and September 30, 2024, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

September 30, 2025

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

VanEck was the initial seed investor (“Seed Capital Investor”) on December 21, 2023. On January 4, 2024, the 8,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising of 5,800,000 Shares at a per-Share price of $12.50. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $72,500,000, which resulted in the Trust receiving 1,640.92 bitcoin. As of September 30, 2025 and December 31, 2024, the Seed Capital Investor’s ownership in the Trust represents approximately 6% and 9%, respectively, of net assets.

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

Share and capital activity is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024(a)		2025(a)		2024(a)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Beginning of period	55,375,000	$1,067,032,548	35,100,000	$592,233,281	48,500,000	$861,481,884	8,000	$100,000
Shares issued	9,750,000	319,598,577	12,600,000	224,740,268	21,850,000	659,825,469	51,600,000	888,110,863
Shares redeemed	(2,000,000)	(63,429,642)	(5,300,000)	(96,022,801)	(7,225,000)	(198,105,870)	(9,208,000)	(167,260,115)
End of period	63,125,000	$1,323,201,483	42,400,000	$720,950,748	63,125,000	$1,323,201,483	42,400,000	$720,950,748

(a)	Shares amounts have been adjusted to reflect a 4 for 1 share split that occurred on February 14, 2025.
8

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2025

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

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the value of bitcoin due to a number of factors. Accordingly, a decline in the value of bitcoin will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of bitcoin include high volatility, which could have a negative impact on the performance of the Trust. Bitcoin platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the bitcoin network. The slowing or stopping of the development or acceptance of the bitcoin network may adversely affect an investment in the Trust. The price of bitcoin on the bitcoin market has exhibited periods of extreme volatility. Digital assets such as bitcoin were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of bitcoin represented by the Shares may decline over time. Bitcoin with a fair value of $2,039,322,369 and $1,280,450,332 were held by the Bitcoin Custodians at September 30, 2025 and December 31, 2024, respectively.

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

September 30, 2025

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment income (loss) and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net asset value per share, beginning of period	$30.33	$17.52	$26.40	$12.50

From investment operations:
Net investment loss(b)	0.00	0.00	0.00	0.00	(c)
Net realized gain and change in unrealized appreciation (depreciation) from investments in bitcoin(d)	1.98	0.39	5.91	5.41
Net increase resulting from operations	1.98	0.39	5.91	5.41

Net asset value per share, end of period	$32.31	$17.91	$32.31	$17.91

Total return(e)	6.53%	2.26%	22.39%	43.28%

Ratios to average net assets(f)

Expenses before fee waiver	0.20%	0.20%	0.20%	0.20%
Expenses after fee waiver	0.00%	0.00%	0.00%	0.02%
Net investment loss	0.00%	0.00%	0.00%	(0.02)%

(a)	On February 14, 2025 the Trust effected a 4 for 1 share split. Per share data prior to that date has been adjusted to reflect the share split.
(b)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(c)	Amount rounds to less than $0.005.
(d)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(e)	Returns are not annualized and inc lude adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(f)	Annualized.

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

Results of Operations (a)

The Quarter Ended September 30, 2024

The Trust’s NAV increased from $614,747,718 at June 30, 2024 to $759,376,653 at September 30, 2024, a 23.53% increase. The increase in the Trust’s NAV resulted primarily from the number of outstanding Shares increasing from 35,100,000 Shares at June 30, 2024 to 42,400,000 Shares at September 30, 2024. This is the net result of 12,600,000 Shares (504 Baskets) being created and 5,300,000 Shares (212 Baskets) being redeemed during the period. In addition, the price of bitcoin grew 2.26% from $61,926 at June 30, 2024 to $63,326 at September 30, 2024.

The 2.26% increase in the NAV per Share from $17.52 at June 30, 2024 to $17.91 at September 30, 2024 is directly related to the 2.26% increase in the price of bitcoin during this period.

The NAV per Share of $19.19 on July 22, 2024, was the highest during the quarter, compared with a low during the quarter of $15.02 on August 5, 2024.

Net increase in net assets resulting from operations for the quarter ended September 30, 2024, was $15,911,468 resulting from a net change in unrealized appreciation on investment in bitcoin of $11,414,566, a net realized gain of $4,496,902 on bitcoin sold for the redemption of Shares and a net investment loss of $0. The Trust had no expenses during the quarter as they were all waived by the Sponsor.

The Nine-Month Period Ended September 30, 2024

The Trust’s NAV increased from $100,000 at December 31, 2023 to $759,376,653 at September 30, 2024, a 759,277% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of outstanding Shares, which increased from 8,000 Shares at December 31, 2023 to 42,400,000 Shares at September 30, 2024. This is the net result of 51,600,000 Shares (1,752 Baskets) being created and 9,208,000 Shares (360 Baskets) being redeemed during the period. In addition, the price of bitcoin increased 43.33% from $44,182 at January 4, 2024 to $63,326 at September 30, 2024.

The 43.28% increase in the NAV per Share from $12.50 at December 31, 2023 to $17.91 at September 30, 2024 is directly related to the 43.33% increase in the price of bitcoin during this period.

The NAV per Share of $20.68 on March 13, 2024, was the highest during the period, compared with a low during the period of $11.10 on January 23, 2024.

Net increase in net assets resulting from operations for the nine-month period ended September 30, 2024, was $38,425,905, resulting from a net change in unrealized appreciation on investment in bitcoin of $24,957,145, a net realized gain of $13,521,354 on bitcoin sold for the redemption of Shares, a net realized gain of $10,977 from bitcoin sold to pay expenses during the nine-month period, and a net investment loss of $63,571. Other than the Sponsor Fee of $63,571, the Trust had no other expenses during the nine-month period.

The Quarter Ended September 30, 2025

The Trust’s NAV increased from $1,679,361,166 at June 30, 2025 to $2,039,322,369 at September 30, 2025, a 21.43% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of outstanding Shares, which increased from 55,375,000 Shares at June 30, 2025 to 63,125,000 Shares at September 30, 2025. This is the net result of 9,750,000 Shares (390

Baskets) being created and 2,000,000 Shares (80 Baskets) being redeemed during the period. In addition, the price of bitcoin increased 6.53% from $107,231 at June 30, 2025 to $114,228 at September 30, 2025.

The 6.53% increase in the NAV per Share from $30.33 at June 30, 2025 to $32.31 at September 30, 2025 is primarily related to the 6.53% increase in the price of bitcoin during this period.

The NAV per Share of $34.59 on August 13, 2025, was the highest during the quarter, compared with a low during the quarter of $29.87 on July 1, 2025.

Net increase in net assets resulting from operations for the quarter ended September 30, 2025, was $103,792,268 resulting from a net change in unrealized appreciation on investment in bitcoin of $84,089,218 and a net realized gain of $19,703,050 on bitcoin sold for the redemption of Shares and a net investment loss of $0. The Trust had no expenses during the quarter as they were all waived by the Sponsor.

The Nine-Month Period Ended September 30, 2025

The Trust’s NAV increased from $1,280,450,332 at December 31, 2024, to $2,039,322,369 at September 30, 2025, a 59.27% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of outstanding Shares, which increased from 48,500,000 Shares at December 31, 2024 to 63,125,000 at September 30, 2025. This is the net result of 21,850,000 Shares (874 Baskets) being created and 7,225,000 Shares (289 Baskets) being redeemed during the period. In addition, the price of bitcoin increased 22.37% from $93,349 at December 31, 2024 to $114,228 at September 30, 2025.

The 22.39% increase in the NAV per Share from $26.40 at December 31, 2024 to $32.31 at September 30, 2025 is directly related to the 22.37% increase in the price of bitcoin during this period.

The NAV per Share of $34.59 on August 13, 2025, was the highest during the period, compared with a low during the period of $21.70 on April 8, 2025.

Net increase in net assets resulting from operations for the nine months ended September 30, 2025, was $297,152,438 resulting from a net change in unrealized appreciation on investment in bitcoin of $243,902,664 and a net realized gain of $53,249,774 on bitcoin sold for the redemption of Shares and a net investment loss of $0. The Trust had no expenses during the quarter as they were all waived by the Sponsor.

(a) Shares outstanding, Baskets and NAV per Share, where applicable have been adjusted to reflect the 4 for 1 share split that took place on February 14, 2025.

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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. The average annualized one-year trailing volatility of bitcoin over the past ten years to date remains elevated at 65%. Over the course of 2021, there were steep increases in the value of certain digital assets, including bitcoin, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, representing a 77% drawdown. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022. Digital asset prices have continued to fluctuate in 2025. For example, bitcoin lost approximately 14% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, bitcoin) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

The prices of some digital assets, including bitcoin, have fluctuated significantly following the election of Donald Trump as president of the United States. Many expect this new administration to facilitate a supportive regulatory approach toward the digital asset industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity for blockchain technology and digital assets, thereby fostering their development in the United States. Similarly, the digital asset industry expects favorable legislation from the U.S. Congress, as certain members have expressed interest in advancing digital asset specific legislation. There can be no assurance that market expectations around future activity by the administration or

Congress will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide the expected level of regulatory clarity and support for blockchain technology and digital assets, could lead to a decline in digital asset prices, including bitcoin. Such a decline could cause a decline in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political dynamics and sentiments toward the digital asset industry, or market perceptions of those sentiments, will not unfavorably shift over time.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve will be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Digital Asset Stockpile will be capitalized initially with other digital assets forfeited as part of criminal or civil asset forfeiture proceedings. This development has led to expectations within the bitcoin market that the United States may begin acquiring and holding bitcoin. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. Legislation has been introduced in the U.S. Senate and the U.S. House of Representatives, which would direct the acquisition of one million bitcoin by the federal government over a five-year period, which would be held in trust in secure storage by the U.S. Treasury. The bill proposes to fund the bitcoin acquisition using remittances from the Federal Reserve, revaluations of Federal Reserve gold certificates, and other funding mechanisms. Bills have also been introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce bitcoin acquisition plans or does announce such plans, but these plans fall short of market expectations, the price of bitcoin may decline, which may impact Share value. Even if government acquisitions occur or if legislation requiring acquisitions is enacted, the price of bitcoin may decline if there are implementation challenges, unexpected difficulties, policy or legal reversals, any of which may negatively impact Share value. Further, executive orders, such as the Order, are subject to change and can be reversed or overturned. The enduring existence and size of the Bitcoin Reserve and Digital Asset Stockpile, and the passage and implementation of legislation at the federal or state level, are subject to complex challenges and uncertainty that makes it difficult to evaluate their effect on the value of bitcoin and the Shares, now or in the future. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of bitcoin.

Disruptions or other problems in the supply chain for bitcoin mining hardware and difficulties in obtaining new hardware could cause harm to the Bitcoin network.

Manufacture, assembly and delivery of hardware and components for mining operations can be complex and protracted processes, in the course of which various problems could arise, including disruptions or delays in the supply chain, product quality control issues, as well as other external factors.

Mining operations can ordinarily only be profitable if the costs associated with bitcoin mining, including hardware costs, are lower than the price of bitcoin itself. In the course of the normal operation of bitcoin mining facilities, miners and other critical equipment and materials related to data center construction and maintenance, such as containers, switch gears, transformers and cables, will experience ordinary wear and tear and may also face more significant malfunctions. Declines in the condition of miners and other hardware will require bitcoin miners, over time, to repair or replace those miners.

Additionally, as the technology evolves, miners may be required to acquire newer models of mining hardware and machines to remain competitive in the market. Any upgrading process may require substantial capital investment, and miners may face challenges in doing so on a timely and cost-effective basis. The business of bitcoin miners will be subject to limitations inherent within the supply chain of their mining hardware equipment and components, including competitive, governmental, and legal limitations, and other events. For example, many miners will significantly rely on foreign imports to obtain mining hardware equipment and materials. Any global trade disruption, introductions of tariffs, trade barriers and bilateral trade frictions, together with any potential downturns in the global economy resulting, could adversely affect the necessary supply chains for mining hardware. Depending on the magnitude of such effects on the mining hardware supply chain, shipments of parts for mining hardware, or new mining hardware and equipment, may be delayed.

There are a small number of major suppliers of bitcoin mining hardware globally, and a significant amount of bitcoin mining hardware manufacturing is located in China. Mining hardware manufacturers may fail to supply the mining hardware due to their inability to manufacture sufficient mining hardware, whether due to shortages of components or resources such as semiconductors, or changes of laws and trade restrictions (including export/import restrictions, quotas or tariffs), or due to insolvency, or non-performance or default on their contracts. Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of bitcoin mining hardware suppliers to supply miners with bitcoin mining hardware or create a shortage or lack of components necessary for their manufacture or repair. If bitcoin miners are unable to source mining hardware from those suppliers (for example due to overwhelming global demand for bitcoin miners, or due to trade restrictions, or other causes) at commercially reasonable prices, or at all, and replacement or substitute sources of bitcoin mining hardware prove to be unavailable, there could be a negative impact on bitcoin mining globally. These could affect the Bitcoin network by making it more difficult for transactions to be confirmed, increase transaction costs, or affect the Bitcoin network’s security, among other negative effects, any of which could negatively affect the value of bitcoin and consequently the Shares.

Further, the first-generation application specific integrated circuit (“ASIC”) chips and other critical components for mining equipment may be subject to price fluctuations or shortages. For example, the ASIC chip is the key component of a mining machine as it determines the efficiency of the device. The production of ASIC chips typically requires highly sophisticated silicon wafers, which currently only a small number of fabrication facilities, or wafer foundries, in the world are capable of producing. There have been previous microchip shortages which led to price fluctuations and disruption in the supply of key bitcoin mining hardware components. ASIC chips have recently been subject to supply and demand fluctuations, significant price increases and shortages. Shortages of ASIC chips could create problems in the supply chain for bitcoin mining equipment, negatively affecting the Bitcoin network by making it more difficult for transactions to be confirmed or increasing transaction costs, or even affecting network security, which again could cause the value of bitcoin and the Shares to decline.

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

Many digital asset trading platforms are unlicensed, may be unregulated, may be subject to regulation in a relevant jurisdiction, but may or may not be in compliance therewith, may operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues.

The bitcoin market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many bitcoin trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers, as demonstrated by the October 2025 Flash Crash. As a result, the prices of bitcoin on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset trading platforms, or may not exist at all.

Bitcoin trading platforms may be exposed to fraud and manipulation.

The SEC has identified possible sources of fraud and manipulation in the bitcoin market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in bitcoin manipulating bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in bitcoin, new sources of demand for bitcoin) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, “-Prices of bitcoin may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at bitcoin trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in crypto market and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

Over the past several years, some digital asset trading platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms. While, generally speaking, smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset trading platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other trading platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset trading platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency trading platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset trading platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset trading platform, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset trading platform, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX, one of the largest digital asset trading platform by volume at the time, halted customer withdrawals and filed for bankruptcy, which revealed a shortfall of customer funds. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior.

In 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset trading platforms was false or noneconomic in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports alleged that certain overseas trading platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices, such as fake or artificial trading volume or trading volume based on non-economic “wash trading” (where offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes), and attributed such manipulative or fraudulent behavior to motives like the incentive to attract listing fees from token issuers who seek the most liquid and high-volume platforms on which to list their coins.

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

On March 22, 2023, Coinbase, Inc., which is an affiliate of the Additional Bitcoin Custodian, and its parent (such parent, “Coinbase Global” and together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. The SEC’s complaint seeks a permanent injunction against the Relevant Coinbase Entities to prevent them from violations of the Exchange Act or Securities Act, disgorgement, civil monetary penalties, and such other relief as the court deems appropriate or necessary. On February 27, 2025, the SEC and the Relevant Coinbase Entities filed a joint stipulation to dismiss the case with prejudice, and the case has been dismissed. Notwithstanding the dismissal of the SEC enforcement action, Coinbase Inc. is currently, and it and the Additional Bitcoin Custodian from time to time may be, subject in the future, to a variety of other litigation. Although the Trust does not presently anticipate such an outcome, there can be no assurance that in the future Coinbase Inc. or Coinbase Custody, as Bitcoin Custodian, will not be required, as a result of a judicial determination, or will not choose, to restrict or curtail the services they offer, or their financial condition and ability to provide services to the Trust, will not be negatively affected.

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

If an Authorized Participant or a Liquidity Provider suffers insolvency, business failure or interruption, default, failure to perform, security breach, or if an Authorized Participant or a Liquidity Provider chooses not to participate in the creation and redemption processes of the Trust due to the risks described in “-The inability of Liquidity Providers to hedge their bitcoin exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares” and “-If the process of creation and redemption of baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of Bitcoin may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV,” and the Trust is unable to engage replacement Authorized Participants or Liquidity Providers on commercially acceptable terms or at all, then the creation and redemption processes of the Trust or the arbitrage mechanism used to keep the Trust’s Shares trading in line with NAV could be negatively affected.

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

There is a lack of consensus regarding the regulation of digital assets, including bitcoin, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, Office of the Comptroller of the Currency (the “OCC”), CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or bitcoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital asset industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including bitcoin and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. We cannot predict how these and other related events will affect us or the crypto asset business.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the CFTC, SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible virtual currency (“CVC”) to register with FinCEN as a money transmitter and comply with the anti- money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset exchange, for similar violations. The requirement that exchangers that do business in the United States register with FinCEN and comply with anti- money laundering regulations may increase the cost of buying and selling bitcoin and therefore may adversely affect the price of bitcoin and an investment in the Shares.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses, including addresses on the Bitcoin Blockchain, to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether bitcoin that has been associated with such addresses in the past can be easily sold. This “tainted” bitcoin may trade at a substantial discount to untainted bitcoin. Reduced fungibility in the bitcoin markets may reduce the liquidity of bitcoin and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, then U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin network were to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In May 2022, OFAC banned all U.S. persons from using Blender.io, a digital asset mixing application that operates on the Bitcoin Blockchain to obfuscate the origin, destination and counterparties of blockchain transactions, by adding certain digital asset wallet addresses associated with Blender.io to its Specially Designated Nationals list. Blender.io receives a variety of transactions and mixes them together before transmitting them to their ultimate destinations. On March 23, 2022, Lazarus Group, a state-sponsored cyber hacking group associated with North Korea, carried out a major virtual currency heist from a blockchain project linked to the online game Axie Infinity; Blender.io was used in processing some of the illicit proceeds. The U.S. Treasury Department’s press release announcing the sanctions on Blender.io observed that, while most virtual currency activity is licit, virtual currency can be used for illicit activity, including sanctions evasion, through mixers, peer-to-peer exchangers, darknet markets, and exchanges. This includes the facilitation of heists, ransomware schemes, and other cybercrimes. On October 19, 2023, FinCEN published proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in CVC transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Bitcoin Blockchain were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions - such as many digital asset platforms, or the Trust’s service providers, such as the Cash Custodian - to reduce support for or cease offering services for bitcoin or to the Trust, which could impair the utility of bitcoin, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations.

Prices of bitcoin may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the bitcoin market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of bitcoin. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the bitcoin market. Like CBDCs, stablecoins could compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, thereby artificially inflating the price of bitcoin. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the bitcoin market. While USDC is designed to maintain a stable value at one U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their liquidity can have a dramatic impact on the broader digital asset market, including the market for bitcoin. A significant portion of the digital asset market continues to depend on stablecoins such as Tether and USDC. As such, any disruption in the operation or perceived stability of these stablecoins such as a disorderly de-pegging event or a loss of market confidence resulting in a run on reserves could lead to substantial market volatility across digital assets more broadly.

Additional risks such as operational failures (e.g., technical issues that prevent settlement), concerns regarding the adequacy or transparency of reserve assets backing stablecoins, the use of unbacked or undercollateralized stablecoins in potentially manipulative trading practices and regulatory scrutiny of stablecoin issuers or intermediaries, including exchanges that facilitate stablecoin transactions, may also adversely affect market confidence and liquidity. Further, these risks are underscored by recent legislative developments. On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”) was enacted, establishing a federal regulatory framework for payment stablecoins. The GENIUS Act prohibits the issuance or use of payment stablecoins unless the issuer obtains a qualifying license and complies with a range of regulatory requirements, including reserve backing with liquid assets, redemption rights, governance standards, and operational transparency. The GENIUS Act also restricts the payment of interest on stablecoins and imposes oversight on both bank and nonbank issuers. The enactment of the GENIUS Act, or the removal or migration of prominent stablecoins from the Bitcoin network, could reduce the willingness of market participants to engage in digital asset transactions that rely on stablecoins, diminish liquidity in the bitcoin market, and adversely affect the price of bitcoin. Any such developments could, in turn, materially and adversely impact the value of the Shares.

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

The Bitcoin network, including the cryptographic and algorithmic protocols associated with the operation of the Bitcoin Blockchain, has only been in existence since 2009, and bitcoin markets have a limited performance record, making them part of a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the following are some of the risks could materially adversely affect the value of the Shares:

●	Digital assets, including bitcoin, are controllable only by the possessor of both the unique public key and private key or keys relating to the Bitcoin network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.
●	Digital asset networks are dependent upon the internet. A disruption of the internet, or major telecommunications and internet service providers, or a digital asset network, such as the Bitcoin network, could affect the ability to transfer digital assets, including bitcoin, and, consequently, could negatively impact their value. In addition, data center hosting and cloud services providers play a crucial role in the global Internet economy. Many of the Trust’s service providers conduct their business operations and processes using cloud providers and third-party data center hosting facilities, including Amazon Web Services, Google Cloud, Microsoft Azure, and other cloud services. In October 2025, news outlets reported that Amazon Web Services and Microsoft Azure both suffered significant service interruptions which caused disruptions to some of their cloud services customers. Any disruptions or failures of the Sponsor’s systems or the third-party hosting facility or cloud services that the Sponsor uses, or may use in the future, or of the Trust’s service providers’ systems or the third party hosting facilities or cloud services that they use, or may use in the future, including as a result of a natural disaster, fire, cyberattack, act of terrorism, geopolitical conflict, pandemic, the effects of climate change, or other catastrophic event, as well as power outages, service disruptions or interruptions, scheduled or unscheduled downtime, software or hardware defects, telecommunications infrastructure outages, a decision to close such facilities or cease providing such services, or other problems with the Sponsor’s or a Trust service provider’s systems or third-party data center hosting or cloud providers that the Sponsor or a Trust service provider uses, or may use in the future, such as a failure to meet service standards, could severely impact the Trust’s or Sponsor’s ability to conduct business operations, such as creation and redemption processes or deposits or withdrawals into the Trust’s custodial accounts, any of which could materially adversely affect the Trust’s operations or cause losses to the Trust’s Shareholders.
●	Banks and other established financial institutions may refuse to process funds for bitcoin transactions; process wire transfers to or from bitcoin trading platforms, bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in bitcoin. This could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as bitcoin, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually. Further, the lack of availability of banking services, including those provided by the Cash Custodian or the financial institutions at which the Bitcoin Custodian maintains the cash credited to the Trust’s Fiat Account, could inhibit or prevent the Trust from being able to complete cash creations or redemptions, or the timely liquidation of bitcoin even if the Sponsor determined that such liquidation were appropriate or suitable.
●	Users, developers and miners may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Bitcoin network.
●	As the Bitcoin network continues to develop and grow, certain technical issues might be uncovered and the trouble shooting and resolution of such issues requires the attention and efforts of bitcoin’s global development community. Like all software, the Bitcoin network is at risk of vulnerabilities and bugs that can potentially be exploited by malicious actors. For example, in 2010, the Bitcoin network underwent a hard fork to reverse the effects of a hack in which an unknown attacker took advantage of a software vulnerability in the early source code of the Bitcoin network to fraudulently mint a large amount of bitcoin.
●	The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin network, could result in a “fork” in such network’s blockchain, including the Bitcoin Blockchain, resulting in the operation of multiple separate networks.
●	In August 2017, the Bitcoin network underwent a hard fork that resulted in the creation of a new digital asset network called Bitcoin Cash. This hard fork was contentious, and as a result some users of the Bitcoin Cash network may harbor ill will toward the Bitcoin network. These users may attempt to negatively impact the use or adoption of the Bitcoin network, as could constituencies adversely impacted by any contentious hard forks that take place in the future.
24

●	Also in August 2017, the Bitcoin network was upgraded with a technical feature known as “Segregated Witness” with the promise of increasing the number of transactions per second that can be handled on-chain and enabling so-called second layer solutions, such as the Lightning Network or payment channels, that have the potential to increase transaction throughput by processing certain transactions outside the main Bitcoin Blockchain, but which may fail to achieve the expected benefits or widespread adoption or lead to new or unanticipated problems, leading to a decline in public support for, and the price of, bitcoin.
●	As of the date of this Report, the largest 100 bitcoin wallets held a substantial amount of the outstanding supply of bitcoin and it is possible that some of these wallets are controlled by the same person or entity. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of bitcoin, even if each wallet individually only holds a small amount. As a result of this concentration of ownership, large sales by such holders could have an adverse effect on the market price of bitcoin.
●	Governance of the Bitcoin network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin network, which may stymie the Bitcoin network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Bitcoin network, especially long-term problems.
●	Over the past decade, bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit (“ASIC”) machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of bitcoin mining operations are not sufficiently high, including, but not limited to, due to an increase in electricity costs or a decline in the market price of bitcoin, or if bitcoin mining operations are unable to arrange alternative sources of financing (e.g., if lenders refuse to make loans to such miners), bitcoin miners are more likely to sell more bitcoins than they otherwise would, resulting in an increase in liquid supply of bitcoin, which would generally tend to reduce bitcoin’s market price.
●	To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Bitcoin Blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.
●	Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed.
●	There are a small number of major suppliers of bitcoin mining hardware globally, and a significant amount of bitcoin mining hardware manufacturing is located in China. Mining hardware manufacturers may fail to supply the mining hardware due to their inability to manufacture sufficient mining hardware, whether due to shortages of components or resources such as semiconductors, or due to default, insolvency, or changes of laws and trade restrictions (including export/import restrictions, quotas or tariffs). Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of bitcoin mining hardware suppliers to supply miners with bitcoin mining hardware or create a shortage or lack of components necessary for their manufacture or repair. If bitcoin miners are unable to source mining hardware from those suppliers (for example due to overwhelming global demand for bitcoin miners, or due to trade restrictions, or other causes) at commercially reasonable prices, or at all, and replacement or substitute sources of bitcoin mining hardware prove to be unavailable, there could be a negative impact on bitcoin mining globally. These could affect the Bitcoin network by making it more difficult for transactions to be confirmed, increasing transaction costs, or affecting the Bitcoin network’s security, among other negative effects, any of which could negatively affect the value of bitcoin and consequently the Shares.
●	Many digital asset networks, including the Bitcoin network, face significant scaling challenges and may periodically be upgraded with various features designed to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the Bitcoin network and to the value of bitcoin.
●	The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Bitcoin network could damage that network.
●	In the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of bitcoin and other digital assets. However, if quantum computing technology
25

is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like bitcoin. Advances in quantum computing create the risk that the cryptography underlying the Bitcoin network could become ineffective, which, if realized, could compromise the security of the Bitcoin network, or allow a malicious actor to compromise the wallets holding bitcoin owned by the Trust or others on the Bitcoin network, which would result in losses to Shareholders. While various actors in the Bitcoin community are taking steps to enable the uses of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Bitcoin network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “-The Bitcoin network’s decentralized governance structure may negatively affect its ability to grow and respond to challenges” and “-A temporary or permanent “fork” could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. In any of these circumstances, a malicious actor may be able to compromise the security of the Bitcoin network or take the Trust’s bitcoin, which would adversely affect the value of the Shares. Moreover, the functionality of the Bitcoin network may be negatively affected such that it is no longer attractive to users, thereby reducing or even eliminating demand for bitcoin. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

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

The Trust will not hold or trade in commodity interests (as currently defined) regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools. However, Congress is currently considering legislation, such as the Digital Asset Market Clarity Act of 2025 (CLARITY Act), which could give the CFTC greater powers to regulate the spot digital asset market. It is possible that, if legislation is passed, it could require the Trust or the Sponsor, or service providers to the Trust, such as the Liquidity Provider, Authorized Participant, Bitcoin Custodian, or Additional Bitcoin Custodian among others, to register with the CFTC. Such additional regulatory obligations may cause the Trust, the Trustee, the Sponsor, Liquidity Provider, Authorized Participant, Bitcoin Custodian, or Additional Bitcoin Custodian to incur extraordinary expenses. If the Trust, the Trustee, the Sponsor, Liquidity Provider, Authorized Participant, Bitcoin Custodian, or Additional Bitcoin Custodian decided to seek the required licenses, there is no guarantee that they will timely receive them. The Trustee may decide to discontinue and wind up the Trust. A dissolution of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders. A Liquidity Provider may also instead decide to terminate its role as a Liquidity Provider of the Trust, which may decrease the liquidity of the Shares.

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

There have been other contentious disputes over changes to the Bitcoin network’s source code, so far these have not led to hard forks. For example, the predominant software implementation used to access the Bitcoin network is Bitcoin Core. The October 2025 release of the updated Bitcoin Core client (version 30) removed a long-standing limit on the inclusion of non-transaction-related data in blocks, the effect of which is to permit larger amounts of arbitrary data to be embedded in transactions. This change has prompted debate within the bitcoin community, though – because the change is backwards-compatible, rather than a hard fork – certain previous versions of the Bitcoin Core client remain operable, and it remains interoperable with other clients, such as Bitcoin Knots. Some participants have expressed concerns that such changes could facilitate the inclusion of illegal or non-transaction-related content on the Bitcoin Blockchain, or introduce new or unknown software vulnerabilities. In response, certain miners and users have reportedly adopted alternative client software implementations to access the Bitcoin network, such as Bitcoin Knots. There is a risk that unresolved divisions could lead to community fragmentation which, if they grew severe enough and were not resolved, eventually a future Bitcoin network hard fork, which may adversely affect the security or stability of the Bitcoin network (such as if miners leave the original Bitcoin network for the forked network), reduce or impede the adoption of bitcoin overall, or cause bitcoin or the Shares to lose value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 2,000,000 Shares (80 Baskets) were redeemed during the quarter ended September 30, 2025.

Period	Total Number of Shares Redeemed	Average Per Share
07/01/25 to 07/31/25	325,000	$33.22
08/01/25 to 08/31/25	175,000	33.45
09/01/25 to 09/30/25	1,500,000	31.19
Total	2,000,000	$31.72

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

Date: November 13, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC., the Sponsor of the Registrant.

