Form 10-K
period 2025-12-31
VanEck Bitcoin ETF
filed 2026-03-12
CIK 1838028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the shares of VanEck Bitcoin ETF held by non-affiliates was approximately $1,568,121,495.

As of February 28, 2026, the Registrant had 59,400,000 Shares outstanding.

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

Risk Factors Summary

The following is only a summary of the principal risks that could materially and adversely affect our business, financial condition, results of operations and cash flows, which should be read in conjunction with the detailed description of these risks in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

●	The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

●	The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of bitcoin as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the bitcoin blockchain.

●	Due to the nature of private keys, bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoin may be irretrievable. As a result, any incorrectly executed bitcoin transactions could adversely affect an investment in the Trust.

●	The value of the Shares relates directly to the value of bitcoin, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●	The MarketVectorTM Bitcoin Benchmark Rate (the “Index”) has a limited history, the Index price could fail to track the global bitcoin price, and a failure of the Index price could adversely affect the value of the Shares.
iii

●	The Index price used to calculate the value of the Trust’s bitcoin may be volatile, adversely affecting the value of the Shares.

●	Security threats to the Trust’s accounts with the Gemini Trust Company, LLC (the “Bitcoin Custodian”) or Coinbase Custody Trust Company, LLC (the “Additional Bitcoin Custodian”, and together with the Bitcoin Custodian, the “Bitcoin Custodians”) could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

●	Due to the unregulated nature and lack of transparency surrounding the operations of bitcoin trading platforms, which may be subject to regulation in a relevant jurisdiction, but may not be complying, they may experience fraud, manipulation, security failures or operational problems, which may adversely affect the value of bitcoin and, consequently, the value of the Shares.

●	Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of bitcoin or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of bitcoins, mining activity, digital wallets, the provision of services related to trading and providing custody services for bitcoin, the operation of the bitcoin network, or the digital asset markets generally.

●	The holders of Shares (the “Shareholders”) do not have the protections associated with ownership of Shares in an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”) or the protections afforded by the Commodity Exchange Act of 1936, as amended (the “CEA”).

●	If regulatory changes or interpretations of a financial firm that is authorized to purchase or redeem Shares with the Trust (known as “Authorized Participants”), a third party selected by the Sponsor to purchase bitcoin from (such third party, a “Liquidity Provider”), the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, Liquidity Provider, the Trust or the Sponsor as a money service business under the regulations promulgated by the U.S. Department of Treasury Financial Crimes Enforcement Network (“FinCEN”) under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, Liquidity Provider, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

●	The treatment of digital assets for U.S. federal income tax purposes is uncertain.

●	Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.
iv

v

PART I

Item 1. Business.

All Share amounts and per Share amounts referenced in Item 1 have been adjusted to reflect the 4 for 1 share split that occurred on February 14, 2025.

Summary

The VanEck Bitcoin ETF (the “Trust”) was formed as a Delaware statutory trust on December 17, 2020. The Trust operates pursuant to the Third Amended and Restated Declaration of Trust and Trust Agreement dated as of March 1, 2024, as amended by Amendment No. 1 thereof (the “Trust Agreement”). The purpose of the Trust is to own bitcoin transferred to the Trust in exchange for shares issued by the Trust (the “Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist primarily of bitcoin held by a third-party custodian.

The Trust is managed and controlled by the sponsor, VanEck Digital Assets, LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). Gemini Trust Company, LLC (the “Bitcoin Custodian”) and Coinbase Custody Trust Company, LLC (the “Additional Bitcoin Custodian”, and together with the Bitcoin Custodian, the “Bitcoin Custodians”) are the custodians of the Trust, who hold all of the Trust’s bitcoin on the Trust’s behalf. State Street Bank and Trust Company (“State Street”) serves as the Trust’s administrator (the “Administrator”), the transfer agent for the Trust (the “Transfer Agent”) and the cash custodian of the Trust (the “Cash Custodian”).

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

The Trust’s net asset value (“NAV”) was $1,382,273,990 at December 31, 2025, the Trust’s fiscal year end. Outstanding Shares of the Trust were 55,900,000 at December 31, 2025.

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

The Trust sells or redeems its Shares in Baskets that are based on the amount of bitcoin represented by the Basket being created, the amount of bitcoin being equal to the combined NAV of the number of Shares included in the Basket (net of the accrued but unpaid remuneration due the Sponsor (“Sponsor Fee”) and any accrued but unpaid expenses or liabilities not assumed by the Sponsor). The Trust conducts subscriptions and redemptions in cash or in-kind.

For a subscription in cash, the Authorized Participant’s subscription for Shares shall be in the amount of cash needed to purchase the amount of bitcoin represented by the Basket being created, as calculated by the Administrator based on the MarketVectorTM Bitcoin Benchmark Rate (the “Index”) or the other valuation policies described in the prospectus. The AP will deliver the cash to the Trust’s account at the Cash Custodian, which the Sponsor will then use to purchase bitcoin from a third party selected by the Sponsor to purchase bitcoin from (such third party, a “Liquidity Provider”). For a redemption in cash, the Sponsor shall arrange for the bitcoin represented by the Creation Basket to be sold to a Liquidity Provider selected by the Sponsor and the cash proceeds to be distributed from the Trust’s account at the Cash Custodian to the Authorized Participant in exchange for their Shares. For an “in-kind” subscription, Authorized Participants will deliver, or arrange for the delivery by the Authorized Participant’s designee of, bitcoin to the Trust’s custody account with the Bitcoin Custodian in exchange for Shares when they purchase Shares. For an “in-kind”

redemption transaction with the Trust, when Authorized Participants redeem Shares, the Trust through the Bitcoin Custodian, will deliver bitcoin to such Authorized Participants, or a designee thereof, in exchange for their Shares.

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

Bitcoin Value

The value of bitcoin is determined by the value that various market participants place on bitcoin through their transactions. The most common means of determining the value of a bitcoin is by surveying one or more bitcoin trading platforms where bitcoin is traded publicly and transparently. The price of bitcoin on the bitcoin market has exhibited periods of extreme volatility, which could have a negative impact on the performance of the Trust. For example, between November 2021 and November 2022, the price of bitcoin fell from an all-time high of $68,789 to $15,460. As of February 27, 2026, the price of bitcoin has decreased to $65,595.48 (source: Coinbase).

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

The MarketVectorTM Bitcoin Benchmark Rate is designed to be a robust price for bitcoin in U.S. dollars. There is no component other than bitcoin in the Index. The underlying trading platforms are sourced from the industry leading CCData Centralized Exchange Benchmark review report. CCData’s Centralized Exchange Benchmark was established in 2019 as a tool designed to bring clarity to the digital asset trading platforms sector by providing a framework for assessing risk and in turn bringing transparency and accountability to a complex and rapidly evolving market. The CCData Centralized

Exchange Benchmark methodology utilizes a combination of qualitative and quantitative metrics to analyze a comprehensive data set across eight categories of evaluation: legal/regulation, KYC/transaction risk, data provision, security, team/exchange, asset quality/diversity, market quality and negative events. The CCData Centralized Exchange Benchmark review report provides a framework for assessing risk of each trading platform and brings transparency and accountability to a rapidly evolving market and industry. Based on the CCData Centralized Exchange Benchmark, MarketVector initially selects the top five trading platforms by rank for inclusion in the MarketVectorTM Bitcoin Benchmark Rate. If an eligible trading platform is downgraded by two or more notches in a semi-annual review and is no longer in the top five by rank, it is replaced by the highest ranked non-component trading platform. Adjustments to exchange coverage are announced four business days prior to the first business day of each of March and September at 23:00 CET. The MarketVectorTM Bitcoin Benchmark Rate is rebalanced at 16:00:00 GMT/BST on the last business day of each of February and August. The current constituent trading platforms of the MarketVectorTM Bitcoin Benchmark Rate are Coinbase, Crypto.com, Gemini, Kraken and OKX.

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

The Trust’s Fees and Expenses

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% of average daily net assets that accrues daily and pays monthly. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. Effective for the period from November 25, 2025 through July 31, 2026, the Sponsor will waive the entire Sponsor Fee for the first $2.5 billion of the Trust’s assets. If the Trust’s assets exceed $2.5 billion prior to July 31, 2026, the Sponsor Fee charged on assets over $2.5 billion will be 0.20%. All investors will incur the same Sponsor Fee which is the weighted average of those fee rates. After July 31, 2026, the Sponsor Fee will be 0.20%.. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Administrator makes its determination regarding the Sponsor Fee in respect of each day by reference to the Trust’s NAV as of that day. The Sponsor Fee accrues in U.S. dollars and is payable monthly in arrears in bitcoin on, or by, the tenth business day of the next month in respect of the prior month. Each month, the Administrator calculates the Sponsor Fee for each day of the month, resulting in a cumulative total in U.S. dollars, which the Administrator then calculates the bitcoin equivalent of by reference to the Index as of the date of calculation, and the Sponsor shall then withdraw the corresponding amount of bitcoin from the Trust’s Bitcoin Account in payment of the Sponsor Fee. The Sponsor has agreed to pay all ordinary operating expenses (except for extraordinary expenses, including but not limited to, non-recurring expenses and costs of services performed by the Sponsor or a service provider on behalf of the Trust to protect the Trust or the interests of Shareholders, such as in connection with any indemnification of agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters) out of the Sponsor Fee.

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

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Baskets are only made in exchange for delivery to the Trust of the amount of bitcoin represented by the Baskets being created, or an amount of cash sufficient to purchase such amount of bitcoin, the amount of which is equal to the combined NAV of the number of Shares included in the Baskets being created determined as of 4:00 p.m. ET on the day the order to create Baskets is properly received. Baskets are only redeemed in exchange for delivery to the Trust of the amount of Shares represented by the Basket. The Authorized Participants will deliver cash or bitcoin to create Shares and will receive cash or bitcoin when redeeming Shares. For a redemption in cash, the Sponsor shall arrange for the bitcoin represented by the Basket to be sold to a Liquidity Provider selected by the Sponsor and the cash proceeds distributed from the Trust’s account at the Cash Custodian to the Authorized Participant. The Liquidity Providers as of the date of this Report, that have agreed to serve as a Liquidity Provider and have consented to be named in the Trust’s registration statement are [JSCT, LLC, Nonco LLC and Cumberland New York LLC]2. Additional Liquidity Providers may be added at any time, subject to the Sponsor’s sole discretion. For an “in-kind” subscription, Authorized Participants will deliver, or arrange for the delivery by the Authorized Participant’s designee of, bitcoin to the Trust’s account with the Bitcoin Custodian in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when Authorized Participants redeem Shares, the Trust through the Bitcoin Custodian, will deliver bitcoin to such Authorized Participants, or a designee thereof, in exchange for their Shares. Based on the current price of bitcoin and corresponding size of the Baskets, the Sponsor does not believe such size will have a material impact on the arbitrage mechanism.

Authorized Participants

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) participants in the Depository Trust Company (“DTC”) such as banks, brokers, dealers and trust companies (“DTC Participants”). Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the SEC and FINRA withdrew their 2019 joint statement regarding broker-dealer custody of crypto asset securities, which was widely perceived as prohibiting broker-dealers from offering custodial services for crypto assets that are not securities. Additionally, on the same day, the SEC released a set of Frequently Asked Questions (FAQs) clarifying its views on broker-dealers’ crypto asset activities. The FAQs stated that (i) SEC Rule 15c3-3 applies only to crypto asset securities, and (ii) broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products.

To become an Authorized Participant, a person must enter into an agreement with the Sponsor and the Trustee that provides the procedures for the creation and redemption of Baskets (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery, or facilitation of the delivery, of the bitcoin required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust or the Sponsor (as the case may be), without the consent of any Shareholder or Authorized Participant. Authorized Participants pay the Transfer Agent a fee for each order they place to create or redeem one or more Baskets. The transaction fee may be reduced, increased or otherwise changed by the Sponsor. Authorized Participants who make deposits (directly in the case of cash creations and, indirectly in the case of bitcoin deposits) with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. Currently, creation orders are accepted in cash or in-kind. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange is closed for regular trading (“Business Day”). Purchase orders must be placed by the order cut-off time for a purchase order on a Business Day (the “Creation Order Cut-Off Time”). The Creation Order Cut-Off Time is 3:59:59 p.m. ET on a trade date or as otherwise communicated by the Sponsor. The day on which an order is received by the Transfer Agent is considered the purchase order date.

Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Transfer Agent the nonrefundable transaction fee due for the creation order to offset the transfer and other transaction costs associated with the issuance of the Basket. Authorized Participants may not withdraw a creation request. The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a creation order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian or bitcoin, with the Bitcoin Custodian. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled.

For a cash creation the total deposit of cash required to create each Basket is an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the date the order to purchase is properly received, as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the date the order is received. On the trade date for a purchase order (the “Creation Trade Date”), following receipt of the purchase order from the Authorized Participant, the Trust shall, in its sole discretion, select a Liquidity Provider and execute a trade to purchase bitcoin from that Liquidity Provider in the amount of the total deposit required to create each Basket (“Basket Deposit”) (the calculation of which is explained below), with the purchased bitcoin to be delivered by the Liquidity Provider on the settlement date for a purchase order (which shall be the Business Day immediately following the trade date unless the Trust, Sponsor, Authorized Participant agree to a different date) (the “Creation Settlement Date”) in exchange for a cash price to be delivered by the Trust on Creation Settlement Date. The Liquidity Provider, not the Authorized Participant, shall be responsible for delivering bitcoin to the Trust. The Authorized Participant shall be responsible for delivering cash to the Trust.

For an in-kind creation, following an Authorized Participant’s placement of a purchase order, the Trust’s Bitcoin Custodian account must be credited with the required bitcoin by the end of the business day following the purchase order date, or in the case of cash deposits, the Trust’s Cash Custodian account must be credited with the required cash by the end of the business day following the purchase order date, as applicable. If the Authorized Participant or its designee fails to consummate the foregoing, the order shall be cancelled. Upon receipt of the bitcoin deposit amount in the Trust’s Bitcoin Custodian account, in the case of in-kind creations, or the cash deposit amount in the Trust’s Cash Custodian account, in the case case of cash creations, the Trust will notify the Transfer Agent to release the shares to the Authorized Participant by directing DTC to credit the number of Shares created to the applicable DTC account.

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

Determination of Required Deposits

In the case of a cash creation only, by the end of day Eastern time (or such other time as the parties may agree) on the trade date for a purchase order, the Administrator will calculate and transmit the Required Cash Creation Total, consisting of (1) the Basket Cash Component, (2) Cash Amount, and (3) any Purchase Slippage, to the Authorized Participant, which the Authorized Participant shall be responsible for delivering in cash on the settlement date for a purchase order (which shall be the Business Day immediately following the trade date unless the Trust, Sponsor, Authorized Participant agree to a different date) (the “Creation Settlement Date”) to the Trust’s account at the Cash Custodian in cleared, immediately available funds by 1:00 p.m. Eastern time. The Trust acknowledges that, if the actual cash purchase price of bitcoin from the Liquidity Provider is below the Basket Cash Component, the Authorized Participant shall be entitled to retain the difference and the Required Cash Creation Total shall be reduced accordingly.

In the case of an in-kind creation only, by the end of day Eastern Standard Time (or such other time as the parties may agree) on Creation Trade Date, the Administrator will calculate and transmit the Creation Basket Deposit, to the Authorized Participant, which the Authorized Participant shall be responsible for delivering in bitcoin on Creation Settlement Date to the Trust’s Custodian Account.

Delivery of Required Deposits

For a cash creation, on the Creation Settlement Date, the Authorized Participant who places a purchase order must follow the procedures outlined in the “Creation Procedures” section of the prospectus. In the case of a cash creation only, the Trust shall instruct the Cash Custodian to transfer the cash proceeds to the Trust’s Fiat Account. The Liquidity Provider delivers bitcoin to the Trust’s Clearing Account in exchange for the cash purchase price, a delivery facilitated by the Bitcoin Custodian under the Clearing Agreement. Upon settlement by the Bitcoin Custodian, in its capacity as the provider of Clearing Services pursuant to the Clearing Agreement, of the bitcoin purchase from the Liquidity Provider and the deposit of bitcoin in the Trust’s Clearing Account, the Trust shall instruct the Transfer Agent to release the Shares to the Authorized Participant, and the Transfer Agent shall direct DTC to credit the number of Shares ordered to the applicable DTC account, by 1:00 p.m. Eastern time on the Creation Settlement Date and the Creation Order shall be settled. If the bitcoin purchase transaction between the Trust and the Liquidity Provider fails to settle, the Authorized Participant shall have the option to cancel the Creation Order, in which case the Trust will return the Required Cash Creation Total less the

Cash Amount to the Authorized Participant and the Shares will not be issued, or the Sponsor may use an alternative execution method for the Trust to purchase bitcoin, in which case the Authorized Participant agrees and acknowledges it is responsible for any Purchase Slippage and Cash Amount relating to such alternative execution method. The expense and risk of delivery and ownership of cash until such cash has been received in immediately available, cleared federal funds by the Cash Custodian on behalf of the Trust will be borne solely by the Authorized Participant.

For an in-kind creation, on the Creation Settlement Date, the Authorized Participant or its designee shall deposit the amount of bitcoin specified in the Creation Basket Deposit in the Trust’s account at the Bitcoin Custodian by 1:00 p.m. Eastern time. Upon settlement by the Bitcoin Custodian, the Trust shall instruct the Transfer Agent to release the Shares to the Authorized Participant, and the Transfer Agent shall direct DTC to credit the number of Shares ordered to the applicable DTC account, by close of business on the Creation Settlement Date and the Creation Order shall be settled. If the bitcoin deposit transaction between the Trust and the Authorized Participant or its designee fails to settle, the Authorized Participant shall have the option to cancel the Creation Order, in which case the Trust will return the Creation Basket Deposit to the Authorized Participant and the Shares will not be issued, or the Sponsor may use an alternative execution method for the Trust to purchase bitcoin, in which case the Authorized Participant agrees and acknowledges it is responsible for providing any Basket Cash Component, plus any Purchase Slippage and Cash Amount, relating to such alternative execution method. The expense and risk of delivery and ownership of bitcoin until such bitcoin has been credited to the Trust’s custody account by the Bitcoin Custodian on behalf of the Trust will be borne solely by the Authorized Participant.

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

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Creation Baskets mirror the procedures for the creation of Creation Baskets with an additional safeguard on bitcoin or cash being removed from the Trust’s Bitcoin Custodian or Cash Custodian account. Currently, redemption orders are processed in cash or bitcoin. On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Baskets. Redemption orders must be placed by the order cut-off time for an order on a Business Day (the “Redemption Order Cut-Off Time”). The Redemption Order Cut-Off Time is 3:59:59 p.m. Eastern time on a trade date or as otherwise communicated by the Sponsor. A redemption order will be effective on the date it is received by the Transfer Agent (“Redemption Order Date”).

For a cash redemption, on the trade date for a Redemption Order (the “Redemption Trade Date”), following receipt of the Redemption Order from the Authorized Participant, the Trust shall instruct the Bitcoin Custodian to move the bitcoin in the amount of the Creation Basket Deposit out of the Trust’s account at the Bitcoin Custodian into the Trust’s Clearing Account. On the Redemption Trade Date, the Trust in its sole discretion, shall select a Liquidity Provider and execute a trade to sell the bitcoin in exchange for cash to be delivered on the settlement date for a Redemption Order (which shall be the Business Day immediately following the Redemption Trade Date unless the Trust, Sponsor, and Authorized Participant agree to a different date) (the “Redemption Settlement Date”). The Liquidity Providers as of the date of this Report, that have agreed to serve as a Liquidity Provider are JSCT, LLC, Nonco LLC and Cumberland DRW LLC. Additional Liquidity Providers may be added at any time, subject to the Sponsor’s sole discretion. The Redemption Settlement Date shall be the immediately following Business Day after the Redemption Trade Date, unless the parties otherwise agree in writing. The Liquidity Provider, not the Authorized Participant, shall be responsible for purchasing bitcoin from the Trust. By placing a Redemption Order, an Authorized Participant agrees to facilitate the delivery of the Basket of Shares.

For an in-kind redemption transaction with the Trust, on the Redemption Trade Date, the Trust shall instruct the Bitcoin Custodian to deliver Bitcoin to the Authorized Participant or its designee on the Redemption Settlement Date. The Redemption Settlement Date, in the case of an in-kind redemption order, shall be the immediately following Business Day after the Redemption Trade Date, unless the parties otherwise agree in writing. The Authorized Participant, or its designee, shall be responsible for receiving bitcoin from the Trust in the case of an in-kind redemption order.

Once the Transfer Agent notifies the Bitcoin Custodian or Cash Custodian (as applicable), the Sponsor and the Administrator that the Shares have been received in the Trust’s DTC account, the Administrator shall instruct the Bitcoin Custodian or Cash Custodian (as applicable) to transfer the redemption bitcoin or cash amount from the Trust’s Bitcoin Custodian or Cash Custodian account to the Authorized Participant.

Bitcoin held in the Trust’s Bitcoin Custodian account is the property of the Trust and is not leased, or loaned under any circumstances.

Determination of Redemption Distribution

By 8:00 p.m. Eastern time (or such other time as the parties may agree) on the Redemption Trade Date, in the case of a cash Redemption Order, the Administrator will calculate the Required Cash Redemption Total that the Trust is responsible for delivering in cash on Redemption Settlement Date to the Authorized Participant’s designated bank account. The Required Cash Redemption Total consists of (1) Basket Cash Component, minus (2) the Cash Amount, and minus (3) any Redemption Slippage. The Trust acknowledges that, if the actual cash sale price realized from selling bitcoin to the Liquidity Provider is above the Basket Cash Component, the Authorized Participant shall be entitled to retain the difference and the Required Cash Redemption Total shall be increased accordingly.

By 8:00 p.m. Eastern time (or such other time as the parties may agree) on Redemption Trade Date, in the case of an in-kind Redemption Order, the Administrator will calculate the Creation Basket Deposit that the Trust is responsible for delivering in bitcoin on Redemption Settlement Date to the Authorized Participant’s or its designee’s account at the Bitcoin Custodian.

Delivery of Redemption Distribution

On the Redemption Settlement Date, in the case of a cash Redemption Order, the Liquidity Provider delivers cash to the Trust’s Fiat Account in exchange for bitcoin, as facilitated by the Bitcoin Custodian under the Clearing Agreement. Upon settlement of the bitcoin sale by the Trust to the Liquidity Provider and the receipt of the Liquidity Provider’s cash in the Trust’s Fiat Account, the Trust shall instruct the Bitcoin Custodian to transfer the cash to the Trust’s Cash Custodian account. The Trust shall then instruct the Transfer Agent to deliver the Authorized Participant’s Shares in the Creation Basket Deposit back to the Trust, in exchange for which the Trust shall instruct the Cash Custodian to transfer the Required Cash Redemption Total to the Authorized Participant’s designated bank account and the Redemption Order shall be settled. If the bitcoin sale transaction between the Trust and the Liquidity Provider fails to settle, the Authorized Participant shall have the option to cancel the Redemption Order, in which case the Trust will retain its bitcoin and the Authorized Participant will retain the associated Shares and will not receive any cash, or the Sponsor may use an alternative execution method for the Trust to sell bitcoin, in which case the Authorized Participant agrees and acknowledges it is responsible for any Redemption Slippage and Cash Amount relating to such alternative execution method. If the Trust’s DTC account has not been credited with all of the Creation Baskets to be redeemed by such time, the redemption distribution will also be delayed.

On the Redemption Settlement Date, in the case of an in-kind Redemption Order, the Trust shall instruct the Transfer Agent to deliver the Authorized Participant’s Shares in the Creation Basket Deposit back to the Trust, in exchange for which the Trust shall instruct the Bitcoin Custodian to transfer the bitcoin in the Creation Basket Deposit to the Authorized Participant’s or its designee’s account at the Bitcoin Custodian and the Redemption Order shall be settled. The Trust shall have no obligation to instruct the Bitcoin Custodian to transfer bitcoin to the Authorized Participant or its designee unless and until the Trust’s DTC account has been credited with all of the Shares relating to the Creation Baskets to be redeemed. If the bitcoin transfer between the Trust’s Bitcoin Custodian Account and the Authorized Participant’s or its designee’s Bitcoin Custodian account fails to settle, the Authorized Participant shall have the option to cancel the Redemption Order, in which case the Trust will retain its bitcoin and the Authorized Participant will retain the associated Shares and will not receive any bitcoin, or the Sponsor may use an alternative execution method for the Trust to sell bitcoin, in which case the Authorized Participant will receive cash, and the Authorized Participant agrees and acknowledges it is responsible for any Redemption Slippage and Cash Amount relating to such alternative execution method.

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

Redemption orders must be made in whole Baskets. The Sponsor acting by itself or through the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any redemption order (1) the Sponsor determines not to be in proper form, (2) the fulfilment of which its counsel advises may be illegal under applicable laws and regulations, or (3) if circumstances outside the control of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement or the Bitcoin Custodian make it for all practical purposes not feasible for the Shares to be delivered under the redemption order. The Sponsor may also reject a redemption order if the number of Shares being redeemed would reduce the remaining outstanding Shares to 25,000 Shares (i.e., 1 Basket) or less.

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

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. In the opinion of Clifford Chance US LLP, although not free from doubt due to the lack of directly governing authority, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes. If the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, the Trust itself should not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses should “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis. The opinion of Clifford Chance US LLP is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter.

If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust might be classified as a partnership for U.S. federal income tax purposes. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it generally would be classified as a corporation for such purposes. If it were treated as a corporation, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%), plus possible state and/or local taxes on its net taxable income, and certain distributions made by the Trust to Shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Except as otherwise indicated, the remainder of this discussion assumes the correctness of the opinion of Clifford Chance US LLP, and that the Trust is classified as a grantor trust for U.S. federal income tax purposes.

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

Shareholders will be required to recognize the full amount of gain or loss upon a sale or deemed sale of bitcoin by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions, which are nondeductible.

Similar rules apply to certain miscellaneous itemized deductions of estates and trusts. In addition, deductions may be subject to phase outs and other limitations under applicable provisions of the Code.

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

The prices of some digital assets, including bitcoin, have fluctuated significantly following the 2024 election of Donald Trump as president of the United States. Industry participants generally expect the administration to continue to take a constructive approach toward the digital asset industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity for blockchain technology and digital assets, thereby fostering their development in the United States. Similarly, the digital asset industry expects favorable legislation from the U.S. Congress, as certain members have expressed interest in advancing digital asset specific legislation. There can be no assurance that market expectations around future activity by the administration or Congress will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide the expected level of regulatory clarity and support for blockchain technology and digital assets, could lead to a decline in digital asset prices, including bitcoin. Such a decline could cause a decline in the value of our Shares and cause our Shareholders to suffer losses. Moreover, there can be no assurance that political dynamics and sentiments toward the digital asset industry, or market perceptions of those sentiments, will not unfavorably shift over time. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares, and could lose all or substantially all of their value.

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

The Bitcoin network, including the cryptographic and algorithmic protocols associated with the operation of the Bitcoin Blockchain, has only been in existence since 2009, and bitcoin markets have a limited performance record, making them part of a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the following are some of the risks could materially adversely affect the value of the Shares:

●	Digital assets, including bitcoin, are controllable only by the possessor of both the unique public key and private key or keys relating to the Bitcoin network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

●	Digital asset networks are dependent upon the internet. A disruption of the internet, or major telecommunications and internet service providers, or a digital asset network, such as the Bitcoin network, could affect the ability to transfer digital assets, including bitcoin, and, consequently, could negatively impact their value. In addition, data center hosting and cloud services providers play a crucial role in the global Internet economy. Many of the Trust’s service providers conduct their business operations and processes using cloud providers and third-party data center hosting facilities, including Amazon Web Services, Google Cloud, Microsoft Azure, and other cloud services. In October 2025, news outlets reported that Amazon Web Services and Microsoft Azure both suffered significant service interruptions which caused disruptions to some of their cloud services customers. Any disruptions or failures of the Sponsor’s systems or the third-party hosting facility or cloud services that the Sponsor uses, or may use in the future, or of the Trust’s service providers’ systems or the third party hosting facilities or cloud services that they use, or may use in the future, including as a result of a natural disaster, fire, cyberattack, act of terrorism, geopolitical conflict, pandemic, the effects of climate change, or other catastrophic event, as well as power outages, service disruptions or interruptions, scheduled or unscheduled downtime, software or hardware defects, telecommunications infrastructure outages, a decision to close such facilities or cease providing such services, or other problems with the Sponsor’s or a Trust service provider’s systems or third-party data center hosting or cloud providers that the Sponsor or a Trust service provider uses, or may use in the future, such as a failure to meet service standards, could severely impact the Trust’s or Sponsor’s ability to conduct business operations, such as creation and redemption processes or deposits or withdrawals into the Trust’s custodial accounts, any of which could materially adversely affect the Trust’s operations or cause losses to the Trust’s Shareholders.

●	Banks and other established financial institutions may refuse to process funds for bitcoin transactions; process wire transfers to or from bitcoin trading platforms, bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in bitcoin. This could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as bitcoin, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually. Further, the lack of availability of banking services, including those provided by the Cash Custodian or the financial institutions at which the Bitcoin Custodian maintains the cash credited to the Trust’s Fiat Account, could inhibit or prevent the Trust from being able to complete cash creations or redemptions, or the timely liquidation of bitcoin even if the Sponsor determined that such liquidation were appropriate or suitable.
24

●	Users, developers and miners may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Bitcoin network.

●	As the Bitcoin network continues to develop and grow, certain technical issues might be uncovered and the trouble shooting and resolution of such issues requires the attention and efforts of bitcoin’s global development community. Like all software, the Bitcoin network is at risk of vulnerabilities and bugs that can potentially be exploited by malicious actors. For example, in 2010, the Bitcoin network underwent a hard fork to reverse the effects of a hack in which an unknown attacker took advantage of a software vulnerability in the early source code of the Bitcoin network to fraudulently mint a large amount of bitcoin.

●	The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin network, could result in a “fork” in such network’s blockchain, including the Bitcoin Blockchain, resulting in the operation of multiple separate networks.

●	In August 2017, the Bitcoin network underwent a hard fork that resulted in the creation of a new digital asset network called Bitcoin Cash. This hard fork was contentious, and as a result some users of the Bitcoin Cash network may harbor ill will toward the Bitcoin network. These users may attempt to negatively impact the use or adoption of the Bitcoin network, as could constituencies adversely impacted by any contentious hard forks that take place in the future.

●	Also in August 2017, the Bitcoin network was upgraded with a technical feature known as “Segregated Witness” with the promise of increasing the number of transactions per second that can be handled on-chain and enabling so-called second layer solutions, such as the Lightning Network or payment channels, that have the potential to increase transaction throughput by processing certain transactions outside the main Bitcoin Blockchain, but which may fail to achieve the expected benefits or widespread adoption or lead to new or unanticipated problems, leading to a decline in public support for, and the price of, bitcoin.

●	As of the date of this Report, the largest 100 bitcoin wallets held a substantial amount of the outstanding supply of bitcoin and it is possible that some of these wallets are controlled by the same person or entity. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of bitcoin, even if each wallet individually only holds a small amount. As a result of this concentration of ownership, large sales by such holders could have an adverse effect on the market price of bitcoin.

●	Governance of the Bitcoin network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin network, which may stymie the Bitcoin network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Bitcoin network, especially long-term problems.

●	Over the past decade, bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit (“ASIC”) machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of bitcoin mining operations are not sufficiently high, including, but not limited to, due to an increase in electricity costs or a decline in the market price of bitcoin, or if bitcoin mining operations are unable to arrange alternative sources of financing (e.g., if lenders refuse to make loans to such miners), bitcoin miners are more likely to sell more bitcoins than they otherwise would, resulting in an increase in liquid supply of bitcoin, which would generally tend to reduce bitcoin’s market price.

●	To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Bitcoin Blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.

●	Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed.
25

●	There are a small number of major suppliers of bitcoin mining hardware globally, and a significant amount of bitcoin mining hardware manufacturing is located in China. Mining hardware manufacturers may fail to supply the mining hardware due to their inability to manufacture sufficient mining hardware, whether due to shortages of components or resources such as semiconductors, or due to default, insolvency, or changes of laws and trade restrictions (including export/import restrictions, quotas or tariffs). Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of bitcoin mining hardware suppliers to supply miners with bitcoin mining hardware or create a shortage or lack of components necessary for their manufacture or repair. If bitcoin miners are unable to source mining hardware from those suppliers (for example due to overwhelming global demand for bitcoin miners, or due to trade restrictions, or other causes) at commercially reasonable prices, or at all, and replacement or substitute sources of bitcoin mining hardware prove to be unavailable, there could be a negative impact on bitcoin mining globally. These could affect the Bitcoin network by making it more difficult for transactions to be confirmed, increasing transaction costs, or affecting the Bitcoin network’s security, among other negative effects, any of which could negatively affect the value of bitcoin and consequently the Shares.

●	Many digital asset networks, including the Bitcoin network, face significant scaling challenges and may periodically be upgraded with various features designed to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the Bitcoin network and to the value of bitcoin.

●	The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Bitcoin network could damage that network.

●	In the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of bitcoin and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like bitcoin. Advances in quantum computing create the risk that the cryptography underlying the Bitcoin network could become ineffective, which, if realized, could compromise the security of the Bitcoin network, or allow a malicious actor to compromise the wallets holding bitcoin owned by the Trust or others on the Bitcoin network, which would result in losses to Shareholders. While various actors in the Bitcoin community are taking steps to enable the uses of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Bitcoin network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “-The Bitcoin network’s decentralized governance structure may negatively affect its ability to grow and respond to challenges” and “-A temporary or permanent “fork” could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. In any of these circumstances, a malicious actor may be able to compromise the security of the Bitcoin network or take the Trust’s bitcoin, which would adversely affect the value of the Shares. Moreover, the functionality of the Bitcoin network may be negatively affected such that it is no longer attractive to users, thereby reducing or even eliminating demand for bitcoin. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

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

There have been other contentious disputes over changes to the Bitcoin network’s source code, so far these have not led to hard forks. For example, the predominant software implementation used to access the Bitcoin network is Bitcoin Core. The October 2025 release of the updated Bitcoin Core client (version 30) removed a long-standing limit on the inclusion of non-transaction-related data in blocks, the effect of which is to permit larger amounts of arbitrary data to be embedded in transactions. This change has prompted debate within the bitcoin community, though - because the change is backwards-compatible, rather than a hard fork - certain previous versions of the Bitcoin Core client remain operable, and it remains interoperable with other clients, such as Bitcoin Knots. Some participants have expressed concerns that such changes could facilitate the inclusion of illegal or non-transaction-related content on the Bitcoin Blockchain, or introduce new or unknown software vulnerabilities. In response, certain miners and users have reportedly adopted alternative client software implementations to access the Bitcoin network, such as Bitcoin Knots. There is a risk that unresolved divisions could lead to community fragmentation which, if they grew severe enough and were not resolved, eventually a future Bitcoin network hard fork, which may adversely affect the security or stability of the Bitcoin network (such as if miners leave the original Bitcoin network for the forked network), reduce or impede the adoption of bitcoin overall, or cause bitcoin or the Shares to lose value.

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

For example, in August 2020, the Ethereum Classic network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic network. The attacks resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5,000,000 and $1,000,000. Any similar attacks on the Bitcoin network could negatively impact the value of bitcoin and the value of the Shares.

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

The Bitcoin network is designed to periodically reduce the fixed award given to miners for solving new blocks (the “block reward”), most recently in April 2024, when the block reward reduced from 6.25 to 3.125 bitcoin. Under the source code that governs the Bitcoin network, the supply of new bitcoin is mathematically controlled so that the number of bitcoin grows at a limited rate pursuant to a pre-set schedule. The block reward is automatically halved after every 210,000 blocks are added to the Bitcoin blockchain, approximately every 4 years. As noted above, currently the block reward is 3.125 bitcoin per block. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will increase at a controlled rate until the number of bitcoin in existence reaches the pre-determined 21 million bitcoin. As of December 31, 2025, approximately 19.97 million bitcoins were outstanding and the date when the 21 million bitcoin limitation will be reached is estimated to be the year 2140.

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

The size of each block on the Bitcoin Blockchain is currently limited and is significantly below the level that centralized systems can provide. Increased transaction volume could result in delays in the recording of transactions due to congestion in the Bitcoin network. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Bitcoin network. Any delay in the Bitcoin network could affect the Trust’s ability to buy or sell bitcoin at an advantageous price or may create the opportunity for a bad actor to double spend bitcoin, resulting in decreased confidence in the Bitcoin network. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Bitcoin network and the value of the Trust would be adversely affected.

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
34

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

The SEC has identified possible sources of fraud and manipulation in the bitcoin market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in bitcoin manipulating bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in bitcoin, new sources of demand for bitcoin, or other events which could affect the price of bitcoin) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, “-Prices of bitcoin may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at bitcoin trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in digital asset markets and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

Over the past several years, some digital asset trading platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms. While, generally speaking, smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset trading platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other trading platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78,000,000 were stolen from Bitfinex. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, FinCEN assessed a $110,000,000 fine against BTC-E, a now defunct digital asset trading platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency trading platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset trading platform, Coincheck, was hacked, resulting in losses of approximately $535,000,000, and in February 2018, the Italian digital asset trading platform, Bitgrail, was hacked, resulting in approximately $170,000,000 in losses. In May 2019, one of the world’s largest digital asset trading platform, Binance, was hacked, resulting in losses of approximately $40,000,000. In November 2022, FTX, one of the largest digital asset trading platform by volume at the time, halted customer withdrawals and filed for bankruptcy, which revealed a shortfall of customer funds. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. On February 21, 2025, Bybit, a centralized platform for exchanging digital assets, announced that more than $1.4 billion in ether had been stolen from its platform. Hackers were able to manipulate Bybit’s transfer process to authorize and complete the illicit transaction. The incident has resulted in renewed concerns over the security of digital asset platforms.

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

The processes of creation and redemption of Shares (which depend on timely transfers of bitcoin to and by the Bitcoin Custodian and through the Clearing Services) could be disrupted or encounter challenges due to, for example, the price volatility of bitcoin, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Bitcoin Custodian, in its capacity as Bitcoin Custodian under the Custody Agreement and the provider of Clearing Services under the Clearing Agreement. Authorized Participants and Liquidity Providers, who would otherwise be willing to purchase or redeem Creation Baskets or bitcoin, as applicable, to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin, may decide not to take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect, and reduce their transactions with or even refrain entirely from transacting with the Trust, which could disrupt the processes of creation and redemption of Shares. If such events rise to the level of an emergency or cause creations and redemptions of Shares to be impracticable, the Sponsor may suspend the process of creation and redemption of Creation Baskets. Any disruptions to the process of creating and redeeming Shares could cause trading spreads, and the resulting premium or discount, on Shares compared to NAV to widen. Alternatively, in the case of a Bitcoin network outage or other problems affecting the Bitcoin network, the processing of transactions on the Bitcoin network may be disrupted, which in turn may prevent Liquidity

Providers, or Authorized Participants or their designees, from depositing or withdrawing bitcoin from their accounts at the Bitcoin Custodian, which in turn could affect the creation or redemption of Creation Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of bitcoin and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for bitcoin should become relatively illiquid and thereby materially restrict opportunities for arbitraging, the price of the Shares may diverge from the value of bitcoin.

Creation Baskets may be created or redeemed in exchange for bitcoin or cash. At present, only certain Authorized Participants have the ability to support in-kind creation and redemption activity. The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, creates transaction costs of buying and selling bitcoin that are not present in an in-kind model. These costs include the bid-ask spread along with the operational costs from the labor and overhead involved in calculating, executing, monitoring, and accounting for transactions in the bitcoin markets and related cash movements. Furthermore, there are timing costs involved in the risk that the bitcoin price moves between the time when the NAV is established for a creation/redemption and the time when the bitcoin is traded (“slippage”). Transaction costs and slippage would be reduced if the Trust were able to use an in-kind creation and redemption model. The Trust’s Authorized Participant Agreement provides that transaction costs and slippage related to Creation Basket creation and redemption are the responsibility of the Authorized Participant. Whether Authorized Participants who are unable to support in-kind creation and redemption activity and Liquidity Providers as market participants will find it economically viable or commercially attractive to participate in a cash creation and redemption model for a bitcoin exchange-traded product like the Trust, including a cash creation and redemption model where the Trust selects the Liquidity Provider with whom it executes transactions to buy or sell bitcoin and the Authorized Participant is not permitted to designate the Liquidity Provider from whom bitcoin is purchased or sold in connection with the Authorized Participant’s Creation Basket subscription or redemption, is not known; however, there is a risk they will not. If the Trust is unable to attract sufficient Authorized Participants and Liquidity Providers, it will be unable to maintain an efficient arbitrage mechanism for keeping the trading price of the Shares in line with NAV and the value of the underlying bitcoin held by the Trust, which could negatively affect Shareholders and cause them to purchase or sell Shares at a premium or discount to the value of the underlying bitcoin, causing losses; alternatively, it could be unable to operate, as there would be no parties who would be able to create new Shares or redeem existing Shares, leading to the Trust being unsuccessful commercially and the Sponsor deciding to terminate and wind up the Trust’s operations..

The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the SEC’s Division of Trading and Markets and FINRA’s Office of General Counsel stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there has yet to be definitive regulatory guidance on the specific details of how registered broker-dealers can comply with these rules with regard to transacting in or holding spot bitcoin. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in bitcoin under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for bitcoin may be unable to demonstrate compliance with such requirements. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants, at present, have the ability to also, through their affiliates, support in-kind creation and redemption activity.

Even with the SEC staff’s recent statement that in-kind creations and redemptions are not prohibited by SEC regulations, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV per Share, and such premiums or discounts could be substantial. Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders, the unavailability of Liquidity Providers or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences.

Further, there can be no assurance that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

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

The Trust is not obligated to pay periodic distributions or dividends to Shareholders.

Premiums or other income received with respect to the Trust’s assets may be used to acquire additional securities or, in the sole discretion of the Sponsor, distributed to the Shareholders. The Trust is not obligated, however, to make any distributions to Shareholders at any time prior to the dissolution of the Trust and will not make any distributions to Shareholders upon dissolution of the Trust unless there are assets remaining following dissolution.

The Trust is subject to risks due to its concentration of investments in a single asset class.

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset class: bitcoin. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with bitcoin. By concentrating its investment strategy solely in bitcoin, any losses suffered as a result of a decrease in the value of bitcoin can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying asset s that were diversified.

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

Subject to the Force Majeure provision and as limited by the limitations of liability in the Custody Agreement, the Bitcoin Custodian shall be liable to the Trust for the Loss (defined below) of any of the Trust’s bitcoin or fiat currency to the extent that such Loss was caused by the negligence, fraud, wilful or reckless misconduct of the Bitcoin Custodian or breach by the Bitcoin Custodian of its Standard of Care. The Custody Agreement provides that “Loss” means if, at any time the Trust’s Bitcoin Account or Fiat Account, as applicable, does not hold the bitcoin or fiat currency that had been (1) received by Bitcoin Custodian in connection with the Trust’s Bitcoin Account or Fiat Account pursuant to the Custody Agreement, or (2) duly sent to the Bitcoin Custodian by the Trust or Authorized Participants in connection with the Trust’s Bitcoin Account pursuant to the Custody Agreement but not received because of a failure caused by the Bitcoin Custodian. The Custody Agreement provides that “Loss” shall include situations where the Bitcoin Custodian fails to execute a valid withdrawal request, bitcoin are withdrawn from the Trust’s Bitcoin Account other than pursuant to a withdrawal request, or the Trust is not able to timely withdraw bitcoin from the Bitcoin Account pursuant to a withdrawal request, in each case due to a failure caused by the Bitcoin Custodian; provided, however, that the Bitcoin Custodian’s failure to permit timely withdrawals because it has determined that it cannot do so due to the requirements of applicable laws and regulations or because of the operation of its fraud detection controls shall not be considered a Loss, provided the Bitcoin Custodian is acting reasonably and in good faith. The Custody Agreement provides that should a Loss of the Trust’s bitcoin or fiat currency due to the negligence, fraud, wilful or reckless misconduct of the Bitcoin Custodian or a breach by the Bitcoin Custodian of its Standard of Care occur, the Bitcoin Custodian will, as soon as practicable, return to the Trust a quantity of the same digital asset that is equal to the quantity of digital assets involved in the Loss, or return to the Trust a quantity of the same fiat currency that is equal to the quantity of fiat currency involved in the Loss (if the Loss involved the Fiat Account). However, the Trust does not control the Bitcoin Custodian and cannot guarantee that the Bitcoin Custodian will perform its obligations to the Trust under the Custody Agreement, in a timely manner or at all. The Custody Agreement provides that (i) the Bitcoin Custodian does not own or control the underlying software protocols of networks which govern the operation of digital assets (including the Bitcoin Blockchain), (ii) the Bitcoin Custodian makes no guarantees regarding their security, functionality, or availability, and (iii) in no event shall the Bitcoin Custodian be liable for or in connection with any acts, decisions, or omissions made by developers or promoters of digital assets, including bitcoin.

Similarly, under the Clearing Agreement, the Bitcoin Custodian’s liability in connection with the Clearing Services is limited as follows, among others: the Bitcoin Custodian does not have any responsibility for any sale or purchase of bitcoin for cash to a Liquidity Provider through the Clearing Services (such a transaction, a “Clearing Transaction”), other than as specifically identified in the Clearing Agreement. The Bitcoin Custodian may rely upon, without liability on its part, any clearing request submitted through Gemini’s platform. Absent gross negligence, wilful misconduct or fraud, the Bitcoin Custodian shall not be liable for any loss resulting from a clearing request or the use of Clearing Services. Validation and confirmation procedures used by Gemini are designed only to verify the source of clearing requests and that each party has met its respective obligations in respect of a clearing request and not to detect errors in the content of a clearing request or to prevent duplicate clearing requests. The Trust is responsible for losses resulting from clearing requests provided by it and for any errors made by or on behalf of the Trust, any errors resulting, directly or indirectly, from fraud or the duplication of any clearing request by or on behalf of the Trust, or any losses resulting from the malfunctioning of any devices used by the Trust or loss or compromise of credentials used by the Trust to deliver clearing requests. The Bitcoin Custodian may reject, refuse to settle or otherwise not complete any request to settle a bitcoin transaction through the Clearing Services for any reason necessary to comply with applicable laws and regulations or in connection with its fraud or other compliance controls and systems, and the Bitcoin Custodian shall have no liability whatsoever to the Trust, any transaction counterparty or any other party in connection with or arising out of the Bitcoin Custodian rejecting, refusing or otherwise not completing the settlement of a transaction through the Clearing Services. The Bitcoin Custodian will not settle transactions through the Clearing Services: (i) if either party to a Clearing Transaction has not fully funded its accounts held with the Bitcoin Custodian and used in connection with the Clearing Services (in the Trust’s case, the Clearing Account and Fiat Account), as applicable, with the required fiat currency amount or bitcoin amount, as applicable, prior to the agreed expiration time; (ii) if either party to a Clearing Transaction has not confirmed its acceptance of the clearing request to the Bitcoin Custodian prior to the agreed expiration time; (iii) if either party to a transaction is not a Gemini customer; or (iv) for any other reason as determined by the Bitcoin Custodian in its sole discretion to comply with applicable laws and regulation or in connection with the Bitcoin Custodian’s fraud or other compliance controls and systems. Although the Bitcoin Custodian has represented to the Sponsor that Clearing Transactions ordinarily settle automatically within minutes once the bitcoin and cash have been funded by both the Trust and the Liquidity Provider in their respective accounts at the Bitcoin Custodian used in connection with the Clearing Services (in the Trust’s case, the Clearing Account and Fiat Account), the Bitcoin Custodian is not required by the Clearing Agreement to settle the Clearing Transaction that quickly. These and the other limitations on the Bitcoin Custodian’s liability may allow it to avoid liability for potential losses, even if the Bitcoin Custodian directly caused such losses.

The Clearing Agreement provides that it is subject to Gemini’s user agreement (the “User Agreement”). Pursuant to the User Agreement, Gemini agrees to take reasonable care and use commercially reasonable efforts in executing Gemini’s responsibilities to the Trust pursuant to the User Agreement, or such higher care where required by law or as specified by the User Agreement. Gemini uses commercially reasonable efforts to provide the Trust with a reliable and secure platform. From time to time, interruptions, errors or other deficiencies in service may occur due to a variety of factors, some of which are outside of our control. These factors can contribute to delays, errors in service, or system outages, creating difficulties in accessing the Trust’s account, withdrawing fiat currency or bitcoin, depositing fiat currency or bitcoin, and/or placing and/or cancelling orders.

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

Regulatory Risk

Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of bitcoin or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of bitcoins, mining activity, digital wallets, the provision of services related to trading and providing custody services for bitcoin, the operation of the Bitcoin network, or the digital asset markets generally.

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

FinCEN requires any administrator or exchanger of convertible virtual currency (“CVC”) to register with FinCEN as a money transmitter and comply with the anti- money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110,000,000 fine against BTC-e, a now defunct digital asset exchange, for similar violations. The requirement that exchangers that do business in the United States register with FinCEN and comply with anti- money laundering regulations may increase the cost of buying and selling bitcoin and therefore may adversely affect the price of bitcoin and an investment in the Shares.

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

Rules like those previously proposed by the SEC, that amend the change definition of a “qualified custodian” and expand the current custody rule in 406(4)-2 to cover all digital assets, including bitcoin and related advisory activities would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including bitcoin. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the Bitcoin Custodian and the Additional Bitcoin Custodian. It is possible that such amendments, if adopted, could prevent the Bitcoin Custodian and the Additional Bitcoin Custodian from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements under the Custody Agreement and the Additional Bitcoin Custody Agreement, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the role that the Bitcoin Custodian or the Additional Bitcoin Custodian currently play, the Trust’s operations (including in relation to creations and redemptions of Baskets and the holding of bitcoin) could be negatively affected, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Trust could be affected.

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

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. These potential conflicts include, among others, the following:

●	the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

●	the Trust has agreed to indemnify the Sponsor, the Trustee and their respective affiliates pursuant to the Trust Agreement;

●	the Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it may owe fiduciary duties;

●	the Sponsor and its staff also service affiliates of the Sponsor, and may also service other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

●	MarketVector, which is the index administrator of the MarketVectorTM Bitcoin Benchmark Rate, is an affiliate of the Sponsor;

●	the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;

●	affiliates of the Sponsor may start to have substantial direct investments in bitcoin, or other digital assets or companies in the digital assets ecosystem that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its Shareholders, and any increases, decreases or other changes in such investments could affect the Index price and, in turn, the value of the Shares;

●	the Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;

●	the Sponsor may appoint an agent to act on behalf of the Shareholders which may be the Sponsor or an affiliate of the Sponsor;

●	VanEck is a minority interest holder in the parent company of Gemini Trust Company, LLC, which is the Bitcoin Custodian, representing less than 1% of its equity. The Bitcoin Custodian serves as a fiduciary and custodian on the Trust’s behalf, and is responsible for safeguarding the bitcoin, and holding the private keys that provide access to the bitcoin in the Trust’s Bitcoin Account.

●	VanEck is a minority equity holder in Metatech Holdings, the parent company of Nonco LLC and holds approximately 6% of its equity. Nonco LLC is a Liquidity Provider to the Trust, and the Trust conducts its bitcoin purchase and sale transactions by trading directly with Liquidity Providers, including Nonco LLC.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On January 10, 2024, the Shares commenced trading on Cboe BZX Exchange, Inc, under the ticker symbol “HODL.”

Holders

As of December 31, 2025, there were approximately 94 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the during the fiscal year ended December 31, 2025. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities (a)

11,000,000 Shares (440 Baskets) were redeemed during the period October 1, 2025 through December 31, 2025.

Period	Total Number of Shares Redeemed	Average Per Share

10/01/25 to 10/31/25	675,000	$31.61
11/01/25 to 11/30/25	5,250,000	25.50
12/01/25 to 12/31/25	5,075,000	25.06
Total	11,000,000	$25.67
75

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

The Year Ended December 31, 2025

The Trust’s NAV increased from $1,280,450,332 at December 31, 2024 to $1,382,273,990 at December 31, 2025, a 7.95% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of outstanding shares, which increased from 48,500,000 Shares at December 31, 2024 to 55,900,000 Shares at December 31, 2025. This is the net result of 25,625,000 Shares (1,025 Baskets) being created and 18,225,000 Shares (729 Baskets) being redeemed during the period, and a decrease in the price of bitcoin, which decreased from $93,349 at December 31, 2024 to $87,432 at December 31, 2025 representing a 6.34% decline.

The 6.33% decrease in the NAV per Share from $26.40 at December 31, 2024 to $24.73 at December 31, 2025 is directly related to the 6.34% decrease in the price of bitcoin during this period.

The NAV per Share of $35.54 on October 6, 2025, was the highest during the period, compared with a low during the period of $21.70 on April 8, 2025.

Net decrease in net assets resulting from operations for the twelve-month period ended December 31, 2025, was $194,003,212 resulting from a net unrealized depreciation on investment in bitcoin of $278,761,960, a net realized gain of $84,758,748 on bitcoin sold for the redemption of Shares. Due to waivers, the Trust had no expenses during the twelve-month period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the period from December 31, 2024 to December 31, 2025.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by Cohen & Company, Ltd. for the year ended December 31, 2025 and December 31, 2024.

	2025	2024

Audit fees	$111,250	$76,250

Audit-related Fees	$0	$0

Tax fees	$0	$0

All other fees	$0	$0

Total	$111,250	$76,250

Audit fees for the year ended December 31, 2025, consist of contractual fees payable to Cohen & Company Ltd. for quarterly financial statement information included on Form 10-Q and the audit of the Trust’s annual financial statements included in the Annual Report on Form 10-K for the period ended December 31, 2025.

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

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Report:

Exhibit No.	Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed by the Registrant on December 30, 2020

3.2	Certificate of Amendment to Certificate of Trust incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Registrant on August 20, 2024

4.1	Third Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on March 1, 2024

4.2	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K filed by the Registrant on March 28, 2024

4.3	Amendment No. 1 to the Third Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on August 20, 2024

10.1	Form of Authorized Participant Agreement by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on November 20, 2025

10.2	Form of Marketing Agent Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on October 27, 2023

10.3	Form of Custodial Services Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed by the Registrant on October 27, 2023

10.4	Trust Administration and Accounting Agreement incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed by the Registrant on December 29, 2023

10.5	Transfer Agency Agreement incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed by the Registrant on December 29, 2023

10.6	Form of Index Sub-Licensing Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on October 27, 2023

10.7	Cash Custody Agreement incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed by the Registrant on December 29, 2023

10.8	Subscription Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on December 29, 2023
81

10.9	Clearing Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on January 8, 2024

10.10	Additional Bitcoin Custodian Agreement incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on June 26, 2024.

19.1	Insider Trading Policy incorporated by reference to Exhibit 19.1 of the Annual Report on Form 10-K filed by the Registrant on March 26, 2025

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Executive Officer Incentive-Based Compensation Clawback Policy incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed by the Registrant on March 28, 2024

101.INS*	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

VANECK BITCOIN ETF
FINANCIAL STATEMENTS
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

VanEck Bitcoin ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of VanEck Bitcoin ETF (the “Trust”), including the schedules of investment, as of December 31, 2025 and 2024, and the related statements of operations and changes in net assets for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations and changes in its net assets for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of cash and digital assets owned as of December 31, 2025 and 2024, by correspondence with the custodians; when replies were not received, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2023.

COHEN & COMPANY, LTD.

Towson, Maryland

March 13, 2026

VANECK BITCOIN ETF

Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets
Investment in bitcoin, at fair value (cost $1,276,429,195 and $895,843,577, respectively)	$1,382,273,990	$1,280,450,332
Receivable for investment in bitcoin sold	6,790,405	—
Total assets	1,389,064,395	1,280,450,332

Liabilities
Payable for shares redeemed	6,790,405	—
Total liabilities	6,790,405	—

Net assets	$1,382,273,990	$1,280,450,332
Shares issued and outstanding (no par value, unlimited amount authorized)	55,900,000	48,500,000

Net Asset Value per Share	$24.73	$26.40

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Operations

	Year Ended December 31, 2025	Year Ended December 31, 2024
Expenses
Sponsor fee, related party	$3,253,581	$1,323,357
Total expenses	3,253,581	1,323,357
Sponsor fee waiver, related party	(3,253,581)	(1,259,786)
Net expenses	—	63,571
Net investment loss	—	(63,571)
Net realized gain and net change in unrealized appreciation (depreciation)
Net realized gain on:
Bitcoin sold for redemption of shares	84,758,748	34,414,287
Bitcoin distributed for Sponsor fee, related party	—	10,977
Net realized gain on investment in bitcoin	84,758,748	34,425,264

Net change in unrealized appreciation (depreciation) from investment in bitcoin	(278,761,960)	384,606,755

Net realized gain and net change in unrealized appreciation (depreciation)	(194,003,212)	419,032,019

Net increase (decrease) in net assets resulting from operations	$(194,003,212)	$418,968,448

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Changes in Net Assets

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net increase from operations
Net investment loss	$—	$(63,571)
Net realized gain from investment in bitcoin	84,758,748	34,425,264
Net change in unrealized appreciation (depreciation) from investment in bitcoin	(278,761,960)	384,606,755
Net increase (decrease) in net assets resulting from operations	(194,003,212)	418,968,448

Capital Share transactions
Contributions for shares issued	776,285,157	1,145,143,775
Withdrawals for shares redeemed	(480,458,287)	(283,761,891)
Net increase in capital share transactions	295,826,870	861,381,884
Net increase in net assets	101,823,658	1,280,350,332

Net assets:
Beginning of year	1,280,450,332	100,000
End of year	$1,382,273,990	$1,280,450,332

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Schedules of Investment

December 31, 2025
Description	Quantity	Cost	Fair Value
Bitcoin	15,809.70	$1,276,429,195	$1,382,273,990
Total Investment in Bitcoin – 100.00%			1,382,273,990
Liabilities in Excess of Other Assets – 0.00%			—
Net Assets – 100.00%			$1,382,273,990

December 31, 2024
Description	Quantity	Cost	Fair Value
Bitcoin	13,716.83	$895,843,577	$1,280,450,332
Total Investment in Bitcoin – 100.00%			1,280,450,332
Liabilities in Excess of Other Assets – 0.00%			—
Net Assets – 100.00%			$1,280,450,332

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Notes to Financial Statements

December 31, 2025

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of December 31, 2025, and December 31, 2024, the Trust did not hold cash.

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

VANECK BITCOIN ETF

Notes to Financial Statements (continued)

December 31, 2025

The following is a summary of the fair value hierarchy as of December 31, 2025, and December 31, 2024:

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$1,382,273,990	$—	$—	$1,382,273,990

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$1,280,450,332	$—	$—	$1,280,450,332

The following represents the changes in quantity of bitcoin and the respective fair value:

	Bitcoin	Fair Value
Beginning balance as of January 1, 2025	13,716.83	$1,280,450,332
Bitcoin purchased	7,247.29	776,285,158
Bitcoin sold	(5,154.42)	(480,458,288)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	(278,761,960)
Net realized gain on investment in bitcoin	—	84,758,748
Ending balance as of December 31, 2025	15,809.70	$1,382,273,990

	Bitcoin	Fair Value
Beginning balance as of January 1, 2024(a)	—	$—
Bitcoin purchased	17,847.12	1,145,131,271
Bitcoin sold	(4,130.29)	(283,712,958)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	384,606,755
Net realized gain on investment in bitcoin	—	34,425,264
Ending balance as of December 31, 2024	13,716.83	$1,280,450,332

(a)	The Trust did not hold any bitcoin as of January 1, 2024.

D.	Bitcoin

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

Notes to Financial Statements (continued)

December 31, 2025

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has reviewed the tax positions for the periods presented and has determined that no provision for income tax is required in the Trust’s financial statements.

G.	Segment Reporting

The Chief Financial Officer and Treasurer of the Sponsor acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM has determined that the Trust has a single operating segment based on the fact that the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, with a defined investment strategy which is executed by the Sponsor. The financial information provided to and reviewed by the CODM is presented within the Trust's financial statements.

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% of average daily net assets that accrues daily and pays monthly. Prior to February 21, 2024, the Sponsor Fee was 0.25% of average daily net assets. Effective for the period from March 12, 2024, through November 24, 2024, the Sponsor agreed to waive the entire Sponsor Fee for the first $1.5 billion of the Trust’s net assets. Effective for the period from November 25, 2024 through July 31, 2026, the Sponsor will waive the entire Sponsor Fee for the first $2.5 billion of the Trust’s assets. If the Trust’s assets exceed $2.5 billion prior to July 31, 2026, the Sponsor Fee charged on assets over $2.5 billion will be 0.20% of average daily net assets. After July 31, 2026, the Sponsor Fee will be 0.20% of average daily net assets. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Sponsor from time to time will sell bitcoin, which may be facilitated by one or more liquidity providers and/or the Bitcoin Custodians, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

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

VanEck was the initial seed investor (“Seed Capital Investor”) on December 21, 2023. On January 4, 2024, the 8,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising of 5,800,000 Shares at a per-Share price of $12.50. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $72,500,000, which resulted in the Trust receiving 1,640.92 bitcoin. As of December 31, 2025 and December 31, 2024, the Seed Capital Investor’s ownership in the Trust represents approximately 6% and 9%, respectively, of net assets.

VANECK BITCOIN ETF

Notes to Financial Statements (continued)

December 31, 2025

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

The Trust continuously offers the Shares in baskets consisting of 25,000 Shares to authorized participants. Prior to March 4, 2024, the Trust offered baskets consisting of 50,000 Shares to authorized participants. Authorized participants pay a transaction fee for each order they place to create or redeem one or more baskets. The Administrator calculates the cost to purchase (or sell in the case of a redemption order) the amount of bitcoin represented by the baskets being created (or redeemed); the amount of bitcoin represented is equal to the combined NAV of the number of Shares included in the baskets being created (or redeemed).

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of bitcoin represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. The authorized participants deliver cash or bitcoin to create baskets and receive cash or bitcoin when redeeming Shares. For a subscription in cash, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase bitcoin from a liquidity provider chosen by the Sponsor. For a redemption in cash, the Sponsor will arrange for the bitcoin represented by the basket to be sold to a liquidity provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant. For an “in-kind” subscription, authorized participants will deliver, or arrange for the delivery by the authorized participant’s designee of, bitcoin to the Trust’s account with the Bitcoin Custodian or Additional Bitcoin Custodian in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when authorized participants redeem Shares, the Trust through the Bitcoin Custodian or the Additional Bitcoin Custodian, will deliver bitcoin to such authorized participants, or a designee thereof, in exchange for their Shares. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s Bitcoin Custodians to facilitate settlement of the Shares and bitcoin.

Share and capital activity is as follows:

	Year Ended December 31,
	2025(a)		2024(a)
	Shares	Amount	Shares	Amount
Beginning of year	48,500,000	$861,481,884	8,000	$100,000
Shares issued	25,625,000	776,285,157	63,100,000	1,145,143,775
Shares redeemed	(18,225,000)	(480,458,287)	(14,608,000)	(283,761,891)
End of year	55,900,000	$1,157,308,754	48,500,000	$861,481,884

(a)	Shares amounts have been adjusted to reflect a 4 for 1 share split that occurred on February 14, 2025.

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

VANECK BITCOIN ETF

Notes to Financial Statements (continued)

December 31, 2025

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the value of bitcoin due to a number of factors. Accordingly, a decline in the value of bitcoin will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of bitcoin include high volatility, which could have a negative impact on the performance of the Trust. Bitcoin platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the bitcoin network. The slowing or stopping of the development or acceptance of the bitcoin network may adversely affect an investment in the Trust. The price of bitcoin on the bitcoin market has exhibited periods of extreme volatility. Digital assets such as bitcoin were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of bitcoin represented by the Shares may decline over time. Bitcoin with a fair value of $1,382,273,990 and $1,280,450,332 were held by the Bitcoin Custodians at December 31, 2025 and December 31, 2024, respectively.

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

VANECK BITCOIN ETF

Notes to Financial Statements (continued)

December 31, 2025

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment loss and expenses, to daily average net assets for the years below. An individual investor's return and ratios may vary based on the timing of capital transactions:

	Year Ended December 31,
	2025	2024
Net asset value per share, beginning of period	$26.40	$12.50

From investment operations:
Net investment loss(b)	0.00	0.00	(c)
Net realized gain and change in unrealized appreciation (depreciation) from investments in bitcoin(d)	(1.67)	13.90
Net increase (decrease) resulting from operations	(1.67)	13.90

Net asset value per share, end of period	$24.73	$26.40

Total return(e)	(6.33)%	111.20%

Ratios to average net assets
Expenses before fee waiver	0.20%	0.20%	(f)(g)
Expenses after fee waiver	0.00%	0.01%	(f)(g)
Net investment loss	0.00%	(0.01)%	(f)(g)

(a)	On February 14, 2025 the Trust effected a 4 for 1 share split. Per share data prior to that date has been adjusted to reflect the share split.
(b)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(c)	Amount rounds to less than $0.005.
(d)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(e)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(f)	Annualized.
(g)	Calculated based upon daily average net assets from January 10, 2024 (Date of Effectiveness) to December 31, 2024.

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

VanEck Bitcoin ETF

By:	VanEck Digital Assets, LLC, as Sponsor of the Trust (registrant)

By:	/s/ Jonathan R. Simon
Name: Jonathan R. Simon
Title: Senior Vice President, General Counsel and Secretary
Date:	March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1933, this Report has been signed by the following persons in the capacities* and on the dates indicated.

Signature	Title	Date

Jan F. van Eck
/s/ Jan F. van Eck	President and Chief Executive Officer	March 12, 2026
(Principal Executive Officer)

John J. Crimmins
/s/ John J. Crimmins	Vice President, Chief Financial	March 12, 2026
Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

____________

*	The registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the registrant.