Form 10-K/A
period 2025-12-31
VanEck Bitcoin ETF
filed 2026-03-27
CIK 1838028

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

Explanatory Note:

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 is being filed solely to correct the date included in the Report of Independent Registered Public Accounting Firm (PCAOB ID 925) on page F-2 of Part IV, Item 15. Exhibits, Financial Statement Schedules. The auditor’s report itself has not been amended or reissued, and the audit opinion remains unchanged. The correct report date is March 12, 2026.

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

COHEN & COMPANY, LTD.

Towson, Maryland

March 12, 2026

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