Form 10-Q
period 2026-03-31
VanEck Bitcoin ETF
filed 2026-05-14
CIK 1838028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-41908

VanEck Bitcoin ETF

(Exact name of registrant as specified in its charter)

Delaware	85-6811021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 59,025,000 outstanding Shares as of April 30, 2026.

VanEck Bitcoin ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK BITCOIN ETF

Statements of Assets and Liabilities

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investment in bitcoin, at fair value (cost $1,359,554,908 and $1,276,429,195, respectively)	$1,158,283,647	$1,382,273,990
Receivable for investment in bitcoin sold	—	6,790,405
Total assets	1,158,283,647	1,389,064,395

Liabilities
Payable for shares redeemed	—	6,790,405
Total liabilities	—	6,790,405

Net assets	$1,158,283,647	$1,382,273,990

Shares issued and outstanding (no par value, unlimited amount authorized)	60,125,000	55,900,000

Net Asset Value per Share	$19.26	$24.73

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Operations (Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Expenses
Sponsor fee, related party	$619,774	$658,254
Total expenses	619,774	658,254
Sponsor fee waiver, related party	(619,774)	(658,254)
Net expenses	—	—
Net investment loss	—	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on:
Bitcoin sold for redemption of shares	(2,796,401)	21,138,420
Bitcoin distributed for Sponsor fee, related party	—	—
Net realized gain (loss) on investment in bitcoin	(2,796,401)	21,138,420

Net change in unrealized appreciation (depreciation) from investment in bitcoin	(307,116,056)	(176,115,332)

Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(309,912,457)	(154,976,912)

Net increase (decrease) in net assets resulting from operations	$(309,912,457)	$(154,976,912)

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net increase (decrease) from operations
Net investment loss	$—	$—
Net realized gain (loss) from investment in bitcoin	(2,796,401)	21,138,420
Net change in unrealized appreciation (depreciation) from investment in bitcoin	(307,116,056)	(176,115,332)
Net increase (decrease) in net assets resulting from operations	(309,912,457)	(154,976,912)

Capital Share transactions
Contributions for shares issued	190,285,770	141,284,030
Withdrawals for shares redeemed	(104,363,656)	(82,515,511)
Net increase in capital share transactions	85,922,114	58,768,519
Net increase (decrease) in net assets	(223,990,343)	(96,208,393)

Net assets:
Beginning of period	1,382,273,990	1,280,450,332
End of period	$1,158,283,647	$1,184,241,939

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Schedules of Investment

March 31, 2026 (Unaudited)
Description	Quantity	Cost	Fair Value
Bitcoin	17,004.62	$1,359,554,908	$1,158,283,647
Total Investment in bitcoin – 100.00%			1,158,283,647
Liabilities in Excess of Other Assets – 0.00%			—
Net Assets – 100.00%			$1,158,283,647

December 31, 2025
Description	Quantity	Cost	Fair Value
Bitcoin	15,809.70	$1,276,429,195	$1,382,273,990
Total Investment in bitcoin – 100.00%			1,382,273,990
Liabilities in Excess of Other Assets – 0.00%			—
Net Assets – 100.00%			$1,382,273,990

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements

March 31, 2026

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of March 31, 2026, and December 31, 2025, the Trust did not hold cash.

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

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

The following is a summary of the fair value hierarchy as of March 31, 2026, and December 31, 2025:

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$1,158,283,647	$—	$—	$1,158,283,647

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$1,382,273,990	$—	$—	$1,382,273,990

The following represents the changes in quantity of bitcoin and the respective fair value:

	Bitcoin	Fair Value
Beginning balance as of January 1, 2026	15,809.70	$1,382,273,990
Bitcoin purchased	2,524.18	190,285,770
Bitcoin sold	(1,329.26)	(104,363,656)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	(307,116,056)
Net realized loss on investment in bitcoin	—	(2,796,401)
Ending balance as of March 31, 2026	17,004.62	$1,158,283,647

	Bitcoin	Fair Value
Beginning balance as of January 1, 2025	13,716.83	$1,280,450,332
Bitcoin purchased	7,247.29	776,285,158
Bitcoin sold	(5,154.42)	(480,458,288)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	(278,761,960)
Net realized gain on investment in bitcoin	—	84,758,748
Ending balance as of December 31, 2025	15,809.70	$1,382,273,990

D.	Bitcoin

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

March 31, 2026

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

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the SEC.

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

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

MarketVector Indexes GmbH is the index sponsor and index administrator for the MarketVectorTM Bitcoin Benchmark Rate, which is used by the Trust to determine its NAV. MarketVector Indexes GmbH is an indirectly wholly-owned subsidiary of VanEck.

Van Eck Securities Corporation, a marketing agent to the Trust, is a wholly-owned subsidiary of VanEck.

As of March 31, 2026 and December 31, 2025, the VanEck’s ownership in the Trust represents approximately 6% of net assets.

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

Share and capital activity is as follows:

	Three Months Ended March 31,
	2026		2025(a)
	Shares	Amount	Shares	Amount
Beginning of period	55,900,000	$1,157,308,754	48,500,000	$861,481,884
Shares issued	8,925,000	190,285,770	5,175,000	141,284,030
Shares redeemed	(4,700,000)	(104,363,656)	(3,200,000)	(82,515,511)
End of period	60,125,000	$1,243,230,868	50,475,000	$920,250,403

(a)	Shares amounts have been adjusted to reflect a 4 for 1 share split for activity that occurred prior to February 14, 2025, the effective date of the share split.
8

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

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

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment loss and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net asset value per share, beginning of period	$24.73	$26.40

From investment operations:
Net investment loss(b)	0.00	0.00
Net realized gain (loss) and change in unrealized appreciation (depreciation) from investments in bitcoin(c)	(5.47)	(2.94)
Net increase (decrease) resulting from operations	(5.47)	(2.94)

Net asset value per share, end of period	$19.26	$23.46

Total return(d)	(22.12)%	(11.14)%

Ratios to average net assets(e)
Expenses before fee waiver	0.20%	0.20%
Expenses after fee waiver	0.00%	0.00%
Net investment loss	0.00%	0.00%

(a)	On February 14, 2025 the Trust effected a 4 for 1 share split. Per share data prior to that date has been adjusted to reflect the share split.
(b)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(c)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values of BTC.
(d)	Returns are not annualized and inc lude adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(e)	Annualized.

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

Results of Operations

The Quarter Ended March 31,2026

The Trust’s NAV decreased from $1,382,273,990 at December 31, 2025 to $1,158,283,647 at March 31, 2026, a 16.20% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of bitcoin, which decreased 22.10% from $87,432.00 at December 31, 2025 to $68,115.81 at March 31, 2026. In addition, the number of outstanding Shares increased from 55,900,000 Shares at December 31, 2025 to 60,125,000 Shares at March 31, 2026. This is the net result of 8,925,000 Shares (357 Baskets) being created and 4,700,000 Shares (188 Baskets) being redeemed during the period.

The 22.12 % decrease in the NAV per Share from $24.73 at December 31, 2025 to $19.26 at March 31, 2026 is primarily related to the 22.10% decrease in the price of bitcoin during this period.

The NAV per Share of $27.59 on January 14, 2026, was the highest during the quarter, compared with a low during the quarter of $18.08 on February 5, 2026.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2026, was $309,912,457 resulting from a net unrealized depreciation on investment in bitcoin of $307,116,056, and a net realized loss of $2,796,401 on bitcoin sold for the redemption of Shares. The Trust had no expenses during the quarter as they were all waived by the Sponsor.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is a passive investment vehicle. The Trust does not use leverage, invest in derivative financial instruments, engage in foreign currency transactions, or have long-term debt. The principal market risk to which the Trust is exposed is the market price of bitcoin. Changes in the market price of bitcoin will directly affect the value of the Trust’s bitcoin holdings and the net asset value of the Shares, and such price may be volatile.

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

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Digital Asset Markets In The United States Exist In A State Of Regulatory Uncertainty, And Adverse Legislative Or Regulatory Developments Could Significantly Harm The Value Of Bitcoin Or The Shares, Such As By Banning, Restricting Or Imposing Onerous Conditions Or Prohibitions On The Use Of Bitcoins, Mining Activity, Digital Wallets, The Provision Of Services Related To Trading And Providing Custody Services For Bitcoin, The Operation Of The Bitcoin Network, Or The Digital Asset Markets Generally

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

There remains substantial uncertainty regarding the regulation of digital assets, including bitcoin, and their markets, notwithstanding certain recent federal interpretive actions intended to provide additional clarity. On March 17, 2026, the SEC issued an interpretive release (the “Interpretive Release”) regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets., and the CFTC concurrently provided guidance that it and its staff will administer the Commodity Exchange Act consistent with that interpretation. Among other things, the Interpretive Release introduces a taxonomy for crypto addresses how a non-security crypto asset may become subject to, and may cease to be subject to, an investment contract; and clarifies the application of the federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. Although the March 17, 2026 interpretive guidance may provide greater clarity in certain respects, this guidance is not binding law, may be revised, and does not eliminate uncertainty, particularly with respect to the regulatory treatment of specific activities or transactions involving crypto assets.In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the CFTC, SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

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

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which bitcoin are treated for classification and clearing purposes. In particular, although the Interpretive Release classified bitcoin as a digital commodity and not a security under the federal securities laws, bitcoin may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA. Alternatively, in the future a court or a future SEC administration could conclude that bitcoin is a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 4,700,000 Shares (188 Baskets) were redeemed during the quarter ended March 31, 2026.

Period	Total Number of Shares Redeemed	Average Price Per Share

01/01/26 to 01/31/26	1,925,000	$25.49
02/01/26 to 02/28/26	1,000,000	19.92
03/01/26 to 03/31/26	1,775,000	19.93
Total	4,700,000	$22.21
15

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

Exhibit No.	Exhibit Description

3.1	Certificate of Amendment to Certificate of Trust incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Registrant on August 20, 2024

3.2	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed by the Registrant on December 30, 2020

4.1	Third Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on March 1, 2024

4.2	Amendment No. 1 to the Third Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on August 20, 2024

10.1	Form of Authorized Participant Agreement by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on November 20, 2025

10.2	Form of Marketing Agent Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on October 27, 2023

10.3	Form of Custodial Services Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed by the Registrant on October 27, 2023

10.4	Trust Administration and Accounting Agreement incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed by the Registrant on December 29, 2023

10.5	Transfer Agency Agreement incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed by the Registrant on December 29, 2023

10.6	Form of Index Sub-Licensing Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on October 27, 2023

10.7	Cash Custody Agreement incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed by the Registrant on December 29, 2023

10.8	Subscription Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on December 29, 2023
16

10.9	Clearing Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on January 8, 2024

10.10	Additional Bitcoin Custodian Agreement incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on June 26, 2024.

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

* Filed herewith.

17

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

Date: May 14, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the Registrant.

18