Form 10-Q
period 2026-06-30
VanEck Bitcoin ETF
filed 2026-08-13
CIK 1838028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-41908

VanEck Bitcoin ETF

(Exact name of registrant as specified in its charter)

Delaware	85-6811021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 58,875,000 outstanding Shares as of July 31, 2026.

VanEck Bitcoin ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK BITCOIN ETF

Statements of Assets and Liabilities

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investment in bitcoin, at fair value (cost $1,291,666,946 and $1,276,429,195, respectively)	$958,827,545	$1,382,273,990
Receivable for investment in bitcoin sold	—	6,790,405
Total assets	958,827,545	1,389,064,395

Liabilities
Payable for shares redeemed	—	6,790,405
Total liabilities	—	6,790,405

Net assets	$958,827,545	$1,382,273,990

Shares issued and outstanding (no par value, unlimited amount authorized)	57,425,000	55,900,000

Net Asset Value per Share	$16.70	$24.73

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expenses
Sponsor fee, related party	$596,118	$728,175	$1,215,892	$1,386,429
Total expenses	596,118	728,175	1,215,892	1,386,429
Sponsor fee waiver, related party	(596,118)	(728,175)	(1,215,892)	(1,386,429)
Net expenses	—	—	—	—
Net investment loss	—	—	—	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on:
Bitcoin sold for redemption of shares	(16,590,306)	12,408,304	(19,386,707)	33,546,724
Bitcoin distributed for Sponsor fee, related party	—	—	—	—
Net realized gain (loss) from investment in bitcoin	(16,590,306)	12,408,304	(19,386,707)	33,546,724

Net change in unrealized appreciation (depreciation) from investment in bitcoin	(131,568,140)	335,928,778	(438,684,196)	159,813,446

Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(148,158,446)	348,337,082	(458,070,903)	193,360,170

Net increase (decrease) in net assets resulting from operations	$(148,158,446)	$348,337,082	$(458,070,903)	$193,360,170

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net increase (decrease) from operations
Net investment loss	$—	$—	$—	$—
Net realized gain (loss) from investment in bitcoin	(16,590,306)	12,408,304	(19,386,707)	33,546,724
Net change in unrealized appreciation (depreciation) from investments in bitcoin	(131,568,140)	335,928,778	(438,684,196)	159,813,446
Net increase (decrease) in net assets resulting from operations	(148,158,446)	348,337,082	(458,070,903)	193,360,170

Capital Share transactions
Contributions for shares issued	65,207,046	198,942,862	255,492,816	340,226,892
Withdrawals for shares redeemed	(116,504,702)	(52,160,717)	(220,868,358)	(134,676,228)
Net increase (decrease) in capital share transactions	(51,297,656)	146,782,145	34,624,458	205,550,664
Net increase (decrease) in net assets	(199,456,102)	495,119,227	(423,446,445)	398,910,834

Net assets:
Beginning of period	1,158,283,647	1,184,241,939	1,382,273,990	1,280,450,332
End of period	$958,827,545	$1,679,361,166	$958,827,545	$1,679,361,166

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Schedules of Investment

June 30, 2026 (Unaudited)
Description	Quantity	Cost	Fair Value
Bitcoin	16,241.00	$1,291,666,946	$958,827,545
Total Investment in bitcoin – 100.00%			958,827,545
Liabilities in Excess of Other Assets – 0.00%			—
Net Assets – 100.00%			$958,827,545

December 31, 2025
Description	Quantity	Cost	Fair Value
Bitcoin	15,809.70	$1,276,429,195	$1,382,273,990
Total Investment in bitcoin – 100.00%			1,382,273,990
Liabilities in Excess of Other Assets – 0.00%			—
Net Assets – 100.00%			$1,382,273,990

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements

June 30, 2026

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of June 30, 2026, and December 31, 2025, the Trust did not hold cash.

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

June 30, 2026

Level 3 – Unobservable inputs where there are little or no market activity for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following is a summary of the fair value hierarchy as of June 30, 2026, and December 31, 2025:

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$958,827,545	$—	$—	$958,827,545

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$1,382,273,990	$—	$—	$1,382,273,990

The following represents the changes in quantity of bitcoin and the respective fair value:

	Bitcoin	Fair Value
Beginning balance as of January 1, 2026	15,809.70	$1,382,273,990
Bitcoin purchased	3,422.14	254,934,826
Bitcoin purchased in-kind	7.07	557,990
Bitcoin sold	(2,997.91)	(220,868,358)
Bitcoin sold in-kind	—	—
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	(438,684,196)
Net realized loss on investment in bitcoin	—	(19,386,707)
Ending balance as of June 30, 2026	16,241.00	$958,827,545

	Bitcoin	Fair Value
Beginning balance as of January 1, 2025	13,716.83	$1,280,450,332
Bitcoin purchased	7,247.29	776,285,158
Bitcoin sold	(5,154.42)	(480,458,288)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	(278,761,960)
Net realized gain on investment in bitcoin	—	84,758,748
Ending balance as of December 31, 2025	15,809.70	$1,382,273,990

D.	Bitcoin

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

June 30, 2026

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

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The Trust holds its bitcoin at the Bitcoin Custodians, both of which are regulated third-party custodians that carry insurance (in the case of the Additional Bitcoin Custodian, such insurance is carried by its parent, Coinbase Inc., and is intended to cover the loss of client assets held by Coinbase Inc. and its subsidiaries, including the Additional Bitcoin Custodian) and are responsible for safekeeping of bitcoin owned by the Trust and holding private keys that provide access to the bitcoin in the Trust’s bitcoin account.

State Street Bank and Trust Company serves as the Trust’s administrator, transfer agent and cash custodian.

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2026

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

As of June 30, 2026 and December 31, 2025, the VanEck’s ownership in the Trust represents approximately 6% of net assets.

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

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of bitcoin represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. The authorized participants deliver cash or bitcoin to create baskets and receive cash or bitcoin when redeeming Shares. For a subscription in cash, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase bitcoin from a liquidity provider chosen by the Sponsor. For a redemption in cash, the Sponsor will arrange for the bitcoin represented by the basket to be sold to a liquidity provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant. For an “in-kind” subscription, authorized participants will deliver, or arrange for the delivery by the authorized participant’s designee of, bitcoin to the Trust’s account with the Bitcoin Custodians in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when authorized participants redeem Shares, the Trust through the Bitcoin Custodians will deliver bitcoin to such authorized participants, or a designee thereof, in exchange for their Shares. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s Bitcoin Custodians to facilitate settlement of the Shares and bitcoin.

Share and capital activity is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025(a)		2026		2025(a)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Beginning of period	60,125,000	$1,243,230,868	50,475,000	$920,250,403	55,900,000	$1,157,308,754	48,500,000	$861,481,884
Shares issued	3,200,000	65,207,046	6,925,000	198,942,862	12,125,000	255,492,816	12,100,000	340,226,892
Shares redeemed	(5,900,000)	(116,504,702)	(2,025,000)	(52,160,717)	(10,600,000)	(220,868,358)	(5,225,000)	(134,676,228)
End of period	57,425,000	$1,191,933,212	55,375,000	$1,067,032,548	57,425,000	$1,191,933,212	55,375,000	$1,067,032,548

(a)	Shares amounts have been adjusted to reflect a 4 for 1 share split for activity that occurred prior to February 14, 2025, the effective date of the share split.
8

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2026

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

June 30, 2026

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment loss and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net asset value per share, beginning of period	$19.26	$23.46	$24.73	$26.40

From investment operations:
Net investment loss(b)	0.00	0.00	0.00	0.00
Net realized gain (loss) and change in unrealized appreciation (depreciation) from investments in bitcoin(c)	(2.56)	6.87	(8.03)	3.93
Net increase (decrease) resulting from operations	(2.56)	6.87	(8.03)	3.93

Net asset value per share, end of period	$16.70	$30.33	$16.70	$30.33

Total return(d)	(13.29)%	29.28%	(32.47)%	14.89%

Ratios to average net assets(e)
Gross expense	0.20%	0.20%	0.20%	0.20%
Net expense	0.00%	0.00%	0.00%	0.00%
Net investment loss	0.00%	0.00%	0.00%	0.00%

(a)	On February 14, 2025 the Trust effected a 4 for 1 share split. Per share data prior to that date has been adjusted to reflect the share split.
(b)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(c)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(d)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(e)	Annualized.

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

Results of Operations

The Three Months Ended June 30, 2026

The Trust’s NAV decreased from $1,158,283,647 at March 31, 2026 to $ 958,827,545 at June 30, 2026, a 17.22% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of bitcoin, which decreased 13.33% from $68,115.81 at March 31, 2026 to $59,037.45 at June 30, 2026. In addition, the number of outstanding Shares decreased from 60,125,000 Shares at March 31, 2026 to 57,425,000 Shares at June 30, 2026. This is the net result of 3,200,000 Shares (128 Baskets) being created and 5,900,000 Shares (236 Baskets) being redeemed during the three months ended June 30, 2026.

The 13.29% decrease in the NAV per Share from $19.26 at March 31, 2026 to $16.70 at June 30, 2026 is primarily related to the 13.33% decrease in the price of bitcoin during these the months ended June 30, 2026.

The NAV per Share of $23.17 on May 11, 2026, was the highest during the three months, compared with a low during the three months of $16.70 on June 30, 2026.

Net decrease in net assets resulting from operations for the three months ended June 30, 2026, was $(148,158,446) resulting from the net change in unrealized appreciation (depreciation) from investment in bitcoin of $(131,568,140), and a net realized loss of $(16,590,306) on bitcoin sold for the redemption of Shares. The Trust had no expenses during the three months ended June 30, 2026 as they were all waived by the Sponsor.

The Six Months Ended June 30, 2026

The Trust’s NAV decreased from $1,382,273,990 at December 31, 2025 to $958,827,545 at June 30, 2026, a 30.63% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of bitcoin, which decreased 32.48% from $87,432.00 at December 31, 2025 to $59,037.45 at June 30, 2026. This decrease was partially offset as the number of outstanding Shares increased from 55,900,000 Shares at December 31, 2025 to 57,425,000 Shares at June 30, 2026. This is the net result of 12,125,000 Shares (485 Baskets) being created and 10,600,000 Shares (424 Baskets) being redeemed during the six months ended June 30, 2026.

The 32.47% decrease in the NAV per Share from $24.73 at December 31, 2025 to $16.70 at June 30, 2026 is primarily related to the 32.48% decrease in the price of bitcoin during these six months ended June 30, 2026.

The NAV per Share of $27.59 on January 14, 2026, was the highest during the six months, compared with a low during the six months of $16.70 on June 30, 2026.

Net decrease in net assets resulting from operations for the six months ended June 30, 2026, was $(458,070,903) resulting from a net unrealized appreciation (depreciation) on investment in bitcoin of $(438,684,196), and a net realized loss of $(19,386,707) on bitcoin sold for the redemption of Shares. The Trust had no expenses during the six months ended June 30, 2026 as they were all waived by the Sponsor.

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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. The average annualized one-year trailing volatility of bitcoin over the past ten years to date remains elevated at 65%. Over the course of 2021, there were steep increases in the value of certain digital assets, including bitcoin, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, representing a 77% drawdown. After reaching an all-time high of approximately $125,000 in October 2025, the price of bitcoin declined to below $59,000 in June 2026, representing a drawdown of more than 50%, and there can be no assurance that the price of bitcoin will not decline further. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022, 2024, and 2025-2026. Digital asset prices have continued to fluctuate in 2025 and 2026 For example, bitcoin lost approximately 14% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, bitcoin) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges. Digital asset prices, including the price of bitcoin, declined significantly during the first half of 2026, and during the second quarter of 2026, U.S. spot bitcoin exchange-traded products experienced their largest quarterly net outflows since such products launched in January 2024, according to some sources. As of the date of this report, the price of bitcoin remains significantly below its October 2025 all-time high, and digital asset prices continue to fluctuate significantly.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In April 2025, the U.S. Department of Justice (the “DOJ”) issued a policy memo ending “regulation by prosecution” for digital asset actors, refocusing on fraud and illicit finance and aligning enforcement with executive directives, and the Acting Chairman of the CFTC directed staff to follow the DOJ’s new policy, pausing certain prosecutions. In July 2025, BlockFi reached a $35 million settlement with the DOJ, clearing legal hurdles for creditor distributions. In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities, and the digital asset industry remains subject to significant attention from regulators, legislators and policymakers. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

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

In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. In July 2026, Senate Republicans released updated bill text, but the CLARITY Act has not been enacted and its prospects remain uncertain. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including bitcoin. Any resulting decline in the price of bitcoin could cause a reduction in the value of the Shares and cause Shareholders to suffer losses.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve will be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Digital Asset Stockpile will be capitalized initially with other digital assets forfeited as part of criminal or civil asset forfeiture proceedings. This development has led to expectations within the bitcoin market that the United States may begin acquiring and holding bitcoin. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. Legislation has been introduced in the U.S. Senate and the U.S. House of Representatives, which would direct the acquisition of one million bitcoin by the federal government over a five-year period, which would be held in trust in secure storage by the U.S. Treasury. The bill proposes to fund the bitcoin acquisition using remittances from the Federal Reserve, revaluations of Federal Reserve gold certificates, and other funding mechanisms. Bills have also been introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass. In May 2026, legislation styled the American Reserve Modernization Act of 2026 was introduced in the U.S. House of Representatives, which would, among other things, establish the Bitcoin Reserve and a digital asset stockpile in statute and require the consolidation of digital assets held by federal agencies within the U.S. Department of the Treasury. As of the date of this report, these initiatives remain subject to significant uncertainty. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce bitcoin acquisition plans or does announce such plans, but these plans fall short of market expectations, the price of bitcoin may decline, which may impact Share value. Even if government acquisitions occur or if legislation requiring acquisitions is enacted, the price of bitcoin may decline if there are implementation challenges, unexpected difficulties, policy or legal reversals, or changes in political priorities, any of which may negatively impact Share value. Further, executive orders, such as the Order, are subject to change and can be reversed or overturned. The enduring existence and size of the Bitcoin Reserve and Digital Asset Stockpile, and the passage and implementation of legislation at the federal or state level, are subject to complex challenges and uncertainty that makes it difficult to evaluate their effect on the value of bitcoin and the Shares, now or in the future. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of bitcoin.

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

There is a lack of consensus regarding the regulation of digital assets, including bitcoin, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, Office of the Comptroller of the Currency (the “OCC”), CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Congress is currently considering several bills relating to the regulation of digital assets and stablecoins, which may not pass and be enacted in their present form or at all. Many state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or bitcoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital asset industry, may amplify and/or accelerate these trends.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including bitcoin and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. The impact of these and other related events on the Trust, the digital asset industry, and the value of the Shares cannot be predicted.

There remains substantial uncertainty regarding the regulation of digital assets, including bitcoin, and their markets, notwithstanding certain recent federal interpretive actions intended to provide additional clarity. On March 17, 2026, the SEC issued an interpretive release (the “Interpretive Release”) regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets, and the CFTC concurrently provided guidance that it and its staff will administer the Commodity Exchange Act consistent with that interpretation. Among other things, the Interpretive Release introduces a taxonomy for crypto assets; addresses how a non-security crypto asset may become subject to, and may cease to be subject to, an investment contract; and clarifies the application of the federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. Although the March 17, 2026 interpretive guidance may provide greater clarity in certain respects, this guidance is not binding law, may be revised, and does not eliminate uncertainty, particularly with respect to the regulatory treatment of specific activities or transactions involving crypto assets.In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the CFTC, SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

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

A determination that bitcoin or any other digital asset is a “security” may adversely affect the value of bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Although certain public statements by SEC officials have suggested that bitcoin may not be treated as a security, such statements are non-binding and subject to change, and regulatory authorities or courts may reach a different conclusion.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

In the Interpretive Release, the SEC stated that, based on its current understanding of the digital asset markets, bitcoin is a “digital commodity” and not itself a security. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, does not supersede or replace the Howey test, is based on the SEC’s current understanding of the digital asset markets, and may be refined, revised or expanded. In addition, a court, regulator, or future administration could take a different view, and future legislation, rulemaking, enforcement positions, judicial decisions or other developments could result in bitcoin, the Trust, the Shares or transactions involving bitcoin being treated differently than contemplated by the Interpretive Release. Any such developments could adversely affect the Trust and the value of the Shares.

As part of determining whether bitcoin is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of bitcoin as a security (or not). Finally, the Sponsor discusses the security status of bitcoin with its securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in making a good faith determination that it believes bitcoin is not presently a security under the federal law notwithstanding the uncertainties inherent in the Howey and Reves tests. However, because of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that notwithstanding the SEC’s characterization of bitcoin as a digital commodity in the Interpretive Release, bitcoin may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

The Sponsor may dissolve the Trust if the Sponsor determines bitcoin is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s bitcoin is not a security, the Sponsor does not intend to dissolve the Trust on the basis that bitcoin could at some future point be determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that bitcoin is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of bitcoin, as well as the Shares. This is because bitcoin and related infrastructure, including exchanges, custodians, and trading venues, currently operate outside the securities regulatory framework, and a determination that bitcoin is a security would require compliance with regulations — including registration, disclosure, and trading requirements — with which participants in the bitcoin market are not currently structured to comply.

If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Although the SEC and Ripple reached a settlement in August 2025 to resolve the enforcement action and to dismiss their respective court appeals, which has largely been viewed as positive in the digital assets market, there remains continued uncertainty as to the regulatory framework that will be applied by the SEC and courts to digital assets. Such uncertainty may remain until legislation providing a regulatory framework is adopted. There is currently legislation being considered that addresses this regulatory uncertainty, most notably the CLARITY Act, but it is unclear if such legislation will be enacted.

In addition, if bitcoin is determined to be a security, the Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. The sponsor of the Grayscale XRP Trust subsequently dissolved this trust and liquidated its assets. If the SEC or a federal court were to determine that bitcoin is a security, it is likely that the value of the Shares would decline significantly, and that the Trust itself may be terminated and, if practical, its assets liquidated.

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

Rules like those previously proposed by the SEC, that amend the definition of a “qualified custodian” and expand the current custody rule in 406(4)-2 to cover all digital assets, including bitcoin and related advisory activities would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including bitcoin. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the Bitcoin Custodian and the Additional Bitcoin Custodian. It is possible that such amendments, if adopted, could prevent the Bitcoin Custodian and the Additional Bitcoin Custodian from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements under the Custody Agreement and the Additional Bitcoin Custody Agreement, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the role that the Bitcoin Custodian or the Additional Bitcoin Custodian currently play, the Trust’s operations (including in relation to creations and redemptions of Baskets and the holding of bitcoin) could be negatively affected, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Trust could be affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 5,900,000 (236 Baskets) were redeemed during the quarter ended June 30, 2026.

Period	Total Number of Shares Redeemed	Average Price Per Share

04/01/26 to 04/30/26	2,650,000	$20.63
05/01/26 to 05/31/26	925,000	11.39
06/01/26 to 06/30/26	2,325,00	17.74
Total	5,900,000	$18.04

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

Date: August 13, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the Registrant.

