Form 10-Q
period 2026-09-30
VanEck Bitcoin ETF
filed 2026-11-13
CIK 1838028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-41908

VanEck Bitcoin ETF

(Exact name of registrant as specified in its charter)

Delaware	85-6811021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 51,875,000 outstanding Shares as of October 31, 2026.

VanEck Bitcoin ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK BITCOIN ETF

Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	December 31, 2025
Assets
Investment in bitcoin, at fair value (cost $1,164,175,440, and $1,276,429,195, respectively)	$1,232,785,137	$1,382,273,990
Receivable for investment in bitcoin sold	—	6,790,405
Total assets	1,232,785,137	1,389,064,395

Liabilities
Payable for shares redeemed	—	6,790,405
Accrued Sponsor fee	195,791	—
Total liabilities	195,791	6,790,405

Net assets	$1,232,589,346	$1,382,273,990

Shares issued and outstanding (no par value, unlimited amount authorized)	52,075,000	55,900,000

Net Asset Value per Share	$23.67	$24.73

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expenses
Sponsor fee	$558,048	$978,658	$1,773,940	$2,365,087
Total expenses	558,048	978,658	1,773,940	2,365,087
Sponsor fee waiver	(178,130)	(978,658)	(1,394,022)	(2,365,087)
Net expenses	379,918	—	379,918	—
Net investment loss	(379,918)	—	(379,918)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on:
Bitcoin sold for redemption of shares	(20,035,610)	19,703,050	(39,422,317)	53,249,774
Bitcoin sold to pay expenses	(4,288)	—	(4,288)	—
Net realized gain (loss) from investment in bitcoin	(20,039,898)	19,703,050	(39,426,605)	53,249,774

Net change in unrealized appreciation (depreciation) from investment in bitcoin	401,449,098	84,089,218	(37,235,098)	243,902,664

Net realized gain (loss) and net change in unrealized appreciation (depreciation)	381,409,200	103,792,268	(76,661,703)	297,152,438

Net increase (decrease) in net assets resulting from operations	$381,029,282	$103,792,268	$(77,041,621)	$297,152,438

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net increase (decrease) from operations
Net investment loss	$(379,918)	$—	$(379,918)	$—
Net realized gain (loss) from investment in bitcoin	(20,039,898)	19,703,050	(39,426,605)	53,249,774
Net change in unrealized appreciation (depreciation) from investments in bitcoin	401,449,098	84,089,218	(37,235,098)	243,902,664
Net increase (decrease) in net assets resulting from operations	381,029,282	103,792,268	(77,041,621)	297,152,438

Capital Share transactions
Contributions for shares issued	58,235,920	319,598,577	313,728,736	659,825,469
Withdrawals for shares redeemed	(165,503,401)	(63,429,642)	(386,371,759)	(198,105,870)
Net increase (decrease) in capital share transactions	(107,267,481)	256,168,935	(72,643,023)	461,719,599
Net increase (decrease) in net assets	273,761,801	359,961,203	(149,684,644)	758,872,037

Net assets:
Beginning of period	958,827,545	1,679,361,166	1,382,273,990	1,280,450,332
End of period	$1,232,589,346	$2,039,322,369	$1,232,589,346	$2,039,322,369

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Schedules of Investment (Unaudited)

September 30, 2026
Description	Quantity	Cost	Fair Value
Bitcoin	14,725.70	$1,164,175,440	$1,232,785,137
Total Investment in bitcoin – 100.02%			1,232,785,137
Liabilities in Excess of Other Assets – (0.02)%			(195,791)
Net Assets – 100.00%			$1,232,589,346

December 31, 2025
Description	Quantity	Cost	Fair Value
Bitcoin	15,809.70	$1,276,429,195	$1,382,273,990
Total Investment in bitcoin – 100.00%			1,382,273,990
Liabilities in Excess of Other Assets – 0.00%			—
Net Assets – 100.00%			$1,382,273,990

The accompanying notes are an integral part of these financial statements.

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements

September 30, 2026

Note 1. Organization:

VanEck Bitcoin ETF (the “Trust”), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in the Trust (the “Shares”). The Shares are traded on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to reflect the performance of the price of bitcoin less the net operating expenses of the Trust. The Trust is managed and controlled by VanEck Digital Assets, LLC (the “Sponsor”), a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The CSC Delaware Trust Company is the “Trustee” of the Trust.

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

September 30, 2026

Level 3 – Unobservable inputs where there are little or no market activity for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following is a summary of the fair value hierarchy as of September 30, 2026, and December 31, 2025:

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$1,232,785,137	$—	$—	$1,232,785,137

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin	$1,382,273,990	$—	$—	$1,382,273,990

The following represents the changes in quantity of bitcoin and the respective fair value:

	Bitcoin	Fair Value
Beginning balance as of January 1, 2026	15,809.70	$1,382,273,990
Bitcoin purchased	4,256.41	313,170,745
Bitcoin purchased in-kind	7.07	557,990
Bitcoin sold	(5,347.48)	(386,555,885)
Bitcoin sold in-kind	—	—
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	(37,235,098)
Net realized loss on investment in bitcoin	—	(39,426,605)
Ending balance as of September 30, 2026	14,725.70	$1,232,785,137

	Bitcoin	Fair Value
Beginning balance as of January 1, 2025	13,716.83	$1,280,450,332
Bitcoin purchased	7,247.29	776,285,158
Bitcoin sold	(5,154.42)	(480,458,288)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	(278,761,960)
Net realized gain on investment in bitcoin	—	84,758,748
Ending balance as of December 31, 2025	15,809.70	$1,382,273,990

D.	Bitcoin

Bitcoin transactions are accounted for on trade date. Realized gains and losses on the sale of bitcoin are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of bitcoin. Proceeds received by the Trust from the issuance of baskets consist of bitcoin or cash (used to purchase bitcoin). Deposits of bitcoin are held by Gemini Trust Company, LLC (the “Bitcoin Custodian”) and at Coinbase Custody Trust Company, LLC (the “Additional Bitcoin Custodian”, and collectively the “Bitcoin Custodians”), on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the Bitcoin Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

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

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

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

The interim financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the SEC.

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% of average daily net assets that accrues daily and pays monthly. For the period from November 25, 2024 through July 31, 2026, the Sponsor waived the entire Sponsor Fee for the first $2.5 billion of the Trust’s assets. The Sponsor has agreed to pay all operating expenses (except for extraordinary expenses, including but not limited to, non-recurring expenses and costs of services performed by the Sponsor or a service provider on behalf of the Trust to protect the Trust or the interests of Shareholders, such as the Custodian Staking Facilitation Fee, and in connection with any indemnification of agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters) out of the Sponsor Fee. The Sponsor from time to time will sell bitcoin, which may be facilitated by one or more liquidity providers and/or the Bitcoin Custodians or an affiliate thereof, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not an expense of the Trust.

The Trust may hold its bitcoin at either of the Bitcoin Custodians, both of which are regulated third-party custodians that carry insurance (in the case of the Additional Bitcoin Custodian, such insurance is carried by its parent, Coinbase Inc., and is intended to cover the loss of client assets held by Coinbase Inc. and its subsidiaries, including the Additional Bitcoin Custodian) and are responsible for safekeeping of bitcoin owned by the Trust and holding private keys that provide access to the bitcoin in the Trust’s bitcoin account.

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

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

As of September 30, 2026 and December 31, 2025, VanEck’s ownership in the Trust represents approximately 7% and 6% of net assets, respectively.

VanEck is a minority interest holder in the parent company of the Bitcoin Custodian, representing less than 1% of its equity.

VanEck is a minority equity holder in Metatech Holdings, the parent company of Nonco LLC and holds approximately 5% of its equity. Nonco LLC is a liquidity provider to the Trust, and the Trust conducts its bitcoin purchase and sale transactions by trading directly with liquidity providers, including Nonco LLC. During the nine months ended September 30, 2026, the Trust had the following purchase and sale transactions through Nonco LLC:

	Quantity	Cost/Proceeds
Purchase	3,139	$232,054,984
Sale	170	13,412,207

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

VANECK BITCOIN ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

Share and capital activity is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025(a)		2026		2025(a)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Beginning of period	57,425,000	$1,191,933,212	55,375,000	$1,067,032,548	55,900,000	$1,157,308,754	48,500,000	$861,481,884
Shares issued	2,950,000	58,235,920	9,750,000	319,598,577	15,075,000	313,728,736	21,850,000	659,825,469
Shares redeemed	(8,300,000)	(165,503,401)	(2,000,000)	(63,429,642)	(18,900,000)	(386,371,759)	(7,225,000)	(198,105,870)
End of period	52,075,000	$1,084,665,731	63,125,000	$1,323,201,483	52,075,000	$1,084,665,731	63,125,000	$1,323,201,483

(a)	Share amounts have been adjusted to reflect a 4 for 1 share split for activity that occurred prior to February 14, 2025, the effective date of the share split.

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

September 30, 2026

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment loss and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net asset value per share, beginning of period	$16.70	$30.33	$24.73	$26.40

From investment operations:
Net investment loss(b)	(0.01)	0.00	(0.01)	0.00
Net realized gain (loss) and change in unrealized appreciation (depreciation) from investments in bitcoin(c)	6.98	1.98	(1.05)	5.91
Net increase (decrease) resulting from operations	6.97	1.98	(1.06)	5.91

Net asset value per share, end of period	$23.67	$32.31	$23.67	$32.31

Total return(d)	41.74%	6.53%	(4.29)%	22.39%

Ratios to average net assets(e)
Gross expense	0.20%	0.20%	0.20%	0.20%
Net expense	0.14%	0.00%	0.04%	0.00%
Net investment loss	(0.14)%	0.00%	(0.04)%	0.00%

(a)	On February 14, 2025 the Trust effected a 4 for 1 share split. Per share data prior to that date has been adjusted to reflect the share split.
(b)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(c)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values of bitcoin.
(d)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(e)	Annualized.

Note 9. Subsequent Event Review

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no material events that require disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report (this “Report”). The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for bitcoin and the common shares of beneficial interest (the “Shares”) of VanEck Bitcoin ETF (the “Trust”)), the operations of the Trust, the plans of VanEck Digital Assets, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Introduction

The Trust is a Delaware statutory trust. The Trust does not have directors, officers or employees. The creation and operation of the Trust have been arranged by the Sponsor. The Trust is governed by the trust agreement (the “Trust Agreement”), among the Sponsor and CSC Delaware Trust Company (the “Trustee”). The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The Sponsor is not governed by a board of directors.

The Trust’s investment objective is to reflect the performance of bitcoin less the operating expenses of the Trust. The Trust is a passive investment vehicle that does not seek to pursue any investment strategy beyond tracking the price of bitcoin. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of bitcoin.

The Trust issues and redeems Shares only in aggregations of 25,000 Shares (each a “Basket”), or integral multiples thereof, and only in transactions with authorized participants.

Shares of the Trust trade on Cboe BZX Exchange, Inc. (the “Exchange”) under the ticker symbol “HODL.”

Computation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings, as reconciled to the accounts of the custodians of the Trust’s bitcoin (the “Bitcoin Custodians”), on a market approach determined on a daily basis in accordance with the MarketVectorTM Bitcoin Benchmark Rate price at 4:00 p.m. Eastern Time. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Trust’s administrator (the “Administrator”).

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this Report was the Sponsor’s fee (the “Sponsor Fee”). The Trust’s only source of liquidity is its sales of bitcoin.

Significant Accounting Policies

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. A description of the valuation of bitcoin, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Computation of Net Asset Value” above. In addition, please refer to Note 2 to the financial statements included in this Report for further discussion of the Trust’s accounting policies.

Results of Operations

The Three Months Ended September 30, 2026

The Trust’s net assets increased from $958,827,545 at June 30, 2026 to $1,232,589,346 at September 30, 2026, a 28.55% increase. The increase in the Trust’s net assets resulted primarily from an increase in the price of bitcoin, which increased 41.80% from $59,037.47 at June 30, 2026 to $83,716.57 at September 30, 2026, partially offset by a decrease in the number of outstanding Shares, from 57,425,000 Shares at June 30, 2026 to 52,075,000 Shares at September 30, 2026. This is the net result of 2,950,000 Shares (118 Baskets) being created and 8,300,000 Shares (332 Baskets) being redeemed during the three months.

The 41.74% increase in the NAV per Share from $16.70 at June 30, 2026 to $23.67 at September 30, 2026 is primarily related to the 41.80% increase in the price of bitcoin during the three months.

The NAV per Share of $24.44 on September 22, 2026, was the highest during the three months, compared with a low during the three months of $17.01 on July 1, 2026.

Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $381,029,282, resulting from a net change in unrealized appreciation (depreciation) from investment in bitcoin of $401,449,098, partially offset by a net realized loss of $20,035,610 on bitcoin sold for the redemption of Shares, a net realized loss of $4,288 from bitcoin sold to pay expenses during the three months, and a net investment loss of $379,918. Net expenses of $379,918 reflect the Sponsor Fee of $558,048, less $178,130 waived by the Sponsor. The Sponsor Fee waiver expired on July 31, 2026. Other than the Sponsor Fee, the Trust had no other expenses during the three months.

The Nine Months Ended September 30, 2026

The Trust’s net assets decreased from $1,382,273,990 at December 31, 2025 to $1,232,589,346 at September 30, 2026, a 10.83% decrease. The decrease in the Trust’s net assets resulted primarily from a decrease in the price of bitcoin, which decreased 4.25% from $87,432.00 at December 31, 2025 to $83,716.57 at September 30, 2026. The number of outstanding Shares also decreased from 55,900,000 Shares at December 31, 2025 to 52,075,000 Shares at September 30, 2026. This is the net result of 15,075,000 Shares (603 Baskets) being created and 18,900,000 Shares (756 Baskets) being redeemed during the nine months.

The 4.29% decrease in the NAV per Share from $24.73 at December 31, 2025 to $23.67 at September 30, 2026 is primarily related to the 4.25% decrease in the price of bitcoin during the nine months.

The NAV per Share of $27.59 on January 14, 2026, was the highest during the nine months, compared with a low during the nine months of $16.70 on June 30, 2026.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was $77,041,621, resulting from a net change in unrealized appreciation (depreciation) from investment in bitcoin of $(37,235,098), a net realized loss of $39,422,317 on bitcoin sold for the redemption of Shares, a net realized loss of $4,288 from bitcoin sold to pay expenses during the nine months, and a net investment loss of $379,918. Net expenses of $379,918 reflect the Sponsor Fee of $1,773,940, less $1,394,022 waived by the Sponsor. The Sponsor Fee waiver expired on July 31, 2026. Other than the Sponsor Fee, the Trust had no other expenses during the nine months.

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

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026.

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. The average annualized one-year trailing volatility of bitcoin over the past ten years to date remains elevated at 65%. Over the course of 2021, there were steep increases in the value of certain digital assets, including bitcoin, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, representing a 77% drawdown. After reaching an all-time high of approximately $125,000 in October 2025, the price of bitcoin declined to below $59,000 in June 2026, representing a drawdown of more than 50%, and there can be no assurance that the price of bitcoin will not decline further. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022, 2024, and 2025-2026. Digital asset prices have continued to fluctuate in 2025 and 2026. For example, bitcoin lost approximately 14% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, bitcoin) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges. Digital asset prices, including the price of bitcoin, declined significantly during the first half of 2026, and during the second quarter of 2026, U.S. spot bitcoin exchange-traded products experienced their largest quarterly net outflows since such products launched in January 2024, according to some sources. As of the date of this report, the price of bitcoin remains significantly below its October 2025 all-time high, and digital asset prices continue to fluctuate significantly.

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

In September 2026, Bitget, a digital asset platform, reported that a security breach resulted in unauthorized transfers of approximately $388 million in digital assets and the temporary suspension of withdrawals. According to reports from blockchain security firms, hacks and exploits across the digital asset industry resulted in approximately $768 million in reported gross losses during September 2026, some of which were subsequently recovered. According to the FBI, on October 29, 2026, unauthorized third parties transferred more than $6 billion in digital assets from wallets attributed to Binance, the largest digital asset trading platform by trading volume. Blockchain analytics firm TRM Labs characterized the incident as the largest theft of digital assets on record. A security incident involving a major trading platform may affect confidence in, and trading activity across, the broader bitcoin and crypto markets, including on the constituent trading platforms. Because the Index is based on prices from a limited number of constituent trading platforms, any resulting disruption on those platforms could affect the Index price. To the extent that bitcoin is stolen in a hack or acquired through the exchange of other stolen digital assets, such bitcoin cannot be frozen by an issuer, and its subsequent sale in the market could exert downward pressure on the price of bitcoin or result in the suspension of trading or other activities in key bitcoin markets. Such incidents, particularly one of this scale, may undermine confidence in digital asset platforms, networks and markets, adversely affect liquidity and trading activity, lead to withdrawal suspensions or other disruptions at digital asset platforms, increase regulatory and enforcement scrutiny, and contribute to volatility or declines in the price of bitcoin and the value of the Shares.

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

In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. Throughout 2026, proposed regulations implementing the GENIUS Act have been issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the U.S. Department of the Treasury and the Office of Foreign Assets Control addressing the requirements with respect to payment stablecoins and their issuers, including reserve, redemption, prudential risk and anti-money laundering requirements. As a result, the regulatory framework implementing the GENIUS Act remains pending and its final scope and effects are uncertain. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. On September 15, 2026, the Senate failed to invoke cloture on a motion to proceed to consideration of the CLARITY Act by a vote of 49–50. The CLARITY Act has not been enacted, and its prospects remain uncertain. In the absence of comprehensive federal market-structure legislation, the SEC and CFTC have continued to pursue regulatory initiatives under their existing authorities, including rulemaking proposals, interpretations and guidance concerning digital assets. These initiatives may be revised, withdrawn or challenged and may not eliminate regulatory uncertainty for digital asset market participants. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions, including SEC and CFTC rulemaking, interpretations and guidance, could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including bitcoin. Any resulting decline in the price of bitcoin could cause a reduction in the value of the Shares and cause Shareholders to suffer losses.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve will be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Digital Asset Stockpile will be capitalized initially with other digital assets forfeited as part of criminal or civil asset forfeiture proceedings. This development has led to expectations within the bitcoin market that the United States may begin acquiring and holding bitcoin. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. Legislation has been introduced in the U.S. Senate and the U.S. House of Representatives, which would direct the acquisition of one million bitcoin by the federal government over a five-year period, which would be held in trust in secure storage by the U.S. Treasury. The bill proposes to fund the bitcoin acquisition using remittances from the Federal Reserve, revaluations of Federal Reserve gold certificates, and other funding mechanisms. Bills have also been introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass. In May 2026, legislation styled the American Reserve Modernization Act of 2026 was introduced in the U.S. House of Representatives, which would, among other things, establish the Bitcoin Reserve and a digital asset stockpile in statute and require the consolidation of digital assets held by federal agencies within the U.S. Department of the Treasury. On September 16, 2026, the House Committee on Financial Services approved the legislation, as amended, by a vote of 28–21, advancing it for consideration by the full House of Representatives. As of the date of this report, these initiatives remain subject to significant uncertainty. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce bitcoin acquisition plans or does announce such plans, but these plans fall short of market expectations, the price of bitcoin may decline, which may impact Share value. Even if government acquisitions occur or if legislation requiring acquisitions is enacted, the price of bitcoin may decline if there are implementation challenges, unexpected difficulties, policy or legal reversals, or changes in political priorities, any of which may negatively impact Share value. Further, executive orders, such as the Order, are subject to change and can be reversed or overturned. The enduring existence and size of the Bitcoin Reserve and Digital Asset Stockpile, and the passage and implementation of legislation at the federal or state level, are subject to complex challenges and uncertainty that makes it difficult to evaluate their effect on the value of bitcoin and the Shares, now or in the future. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of bitcoin.

Digital Asset Treasury Companies Risk

Since 2020, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including bitcoin.

Digital asset treasury companies are a relatively new phenomenon and it is impossible to predict all of the risks they could pose to the Trust. In 2026, certain digital asset treasury companies have experienced significant declines in their market valuations, which may limit their ability to raise additional financing to acquire digital assets, including bitcoin, or increase pressure to sell their existing holdings. On the one hand, digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as bitcoin, when prices are rising and they may sell such assets when prices are decreasing, potentially making bitcoin more expensive in a rising market and then causing downward pressure on bitcoin prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for bitcoin. Negative events or sentiment surrounding digital asset treasury companies could affect the market for bitcoin. On the other hand, digital asset treasury companies may compete with the Trust in the marketplace as a perceived alternative means of achieving exposure to the price of bitcoin (to a greater or lesser extent) through investing in securities. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Tokenization of the Shares by unaffiliated third parties could adversely affect the liquidity and trading price of the Shares.

On September 17, 2026, the SEC issued temporary, conditional exemptive relief permitting certain Tokenized Securities Venues (“TSVs”) to facilitate trading in tokenized NMS stocks, including exchange-traded products such as the Shares. Under this relief, the Shares may be tokenized by an unaffiliated third party and made available for trading on a TSV without the Trust’s or Sponsor’s affirmative consent, provided that the TSV gives the Trust prior written notice and the Trust does not object within 30 calendar days after receiving such notice. The Trust may not receive the notice sent by a TSV or may choose not to object to one or more of such notices. The Trust may also consider whether it will tokenize the Shares using an on-chain transfer agent. On September 1, 2026, the

SEC also proposed amendments to its rules governing registered transfer agents, including changes addressing tokenized securities recordkeeping and the processing and safeguarding of securities. The proposal has not been adopted, and any final rules could affect the manner in which tokenized Shares are recorded or transferred, potentially creating additional costs or operational risks for the intermediaries involved.

If tokenized Shares were made available for trading on a TSV, the Trust and the Sponsor would not control the TSV’s trading or pricing mechanisms or the custody arrangements for such tokens. Trading on separate venues could fragment liquidity or cause tokenized Shares to trade at prices that differ from the market price of the Shares on Cboe BZX Exchange, Inc. or the Trust’s NAV, potentially adversely affecting the liquidity or trading price of the Shares.

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

The Bitcoin network, including the cryptographic and algorithmic protocols associated with the operation of the Bitcoin Blockchain, has only been in existence since 2009, and bitcoin markets have a limited performance record, making them part of a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the following are some of the risks could materially adversely affect the value of the Shares:

•	Digital assets, including bitcoin, are controllable only by the possessor of both the unique public key and private key or keys relating to the Bitcoin network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. One method of protecting private keys is “cold storage,” in which private keys are stored offline rather than on internet-connected devices. Although cold storage is generally considered a more secure means of safeguarding private keys, it does not eliminate the risk of theft or compromise, including through vulnerabilities in the hardware or software used to generate or safeguard private keys. For example, beginning in July 2026, attackers reportedly exploited a firmware vulnerability affecting certain Coldcard hardware wallets to derive private keys and steal approximately $116 million in bitcoin without physically accessing the affected devices. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.
•	Digital asset networks are dependent upon the internet. A disruption of the internet, or major telecommunications and internet service providers, or a digital asset network, such as the Bitcoin network, could affect the ability to transfer digital assets, including bitcoin, and, consequently, could negatively impact their value. In addition, data center hosting and cloud services providers play a crucial role in the global Internet economy. Many of the Trust’s service providers conduct their business operations and processes using cloud providers and third-party data center hosting facilities, including Amazon Web Services, Google Cloud, Microsoft Azure, and other cloud services. In October 2025, news outlets reported that Amazon Web Services and Microsoft Azure both suffered significant service interruptions which caused disruptions to some of their cloud services customers. Any disruptions or failures of the Sponsor’s systems or the third-party hosting facility or cloud services that the Sponsor uses, or may use in the future, or of the Trust’s service providers’ systems or the third party hosting facilities or cloud services that they use, or may use in the future, including as a result of a natural disaster, fire, cyberattack, act of terrorism, geopolitical conflict, pandemic, the effects of climate change, or other catastrophic event, as well as power outages, service disruptions or interruptions, scheduled or unscheduled downtime, software or hardware defects, telecommunications infrastructure outages, a decision to close such facilities or cease providing such services, or other problems with the Sponsor’s or a Trust service provider’s systems or third-party data center hosting or cloud providers that the Sponsor or a Trust service
17

provider uses, or may use in the future, such as a failure to meet service standards, could severely impact the Trust’s or Sponsor’s ability to conduct business operations, such as creation and redemption processes or deposits or withdrawals into the Trust’s custodial accounts, any of which could materially adversely affect the Trust’s operations or cause losses to the Trust’s Shareholders.
•	Banks and other established financial institutions may refuse to process funds for bitcoin transactions; process wire transfers to or from bitcoin trading platforms, bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in bitcoin. This could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as bitcoin, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually. Further, the lack of availability of banking services, including those provided by the Cash Custodian or the financial institutions at which the Bitcoin Custodian maintains the cash credited to the Trust’s Fiat Account, could inhibit or prevent the Trust from being able to complete cash creations or redemptions, or the timely liquidation of bitcoin even if the Sponsor determined that such liquidation were appropriate or suitable.
•	Users, developers and miners may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Bitcoin network.
•	As the Bitcoin network continues to develop and grow, certain technical issues might be uncovered and the trouble shooting and resolution of such issues requires the attention and efforts of bitcoin’s global development community. Like all software, the Bitcoin network is at risk of vulnerabilities and bugs that can potentially be exploited by malicious actors. For example, in 2010, the Bitcoin network underwent a hard fork to reverse the effects of a hack in which an unknown attacker took advantage of a software vulnerability in the early source code of the Bitcoin network to fraudulently mint a large amount of bitcoin.
•	The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin network, could result in a “fork” in such network’s blockchain, including the Bitcoin Blockchain, resulting in the operation of multiple separate networks.
•	In August 2017, the Bitcoin network underwent a hard fork that resulted in the creation of a new digital asset network called Bitcoin Cash. This hard fork was contentious, and as a result some users of the Bitcoin Cash network may harbor ill will toward the Bitcoin network. These users may attempt to negatively impact the use or adoption of the Bitcoin network, as could constituencies adversely impacted by any contentious hard forks that take place in the future.
•	Also in August 2017, the Bitcoin network was upgraded with a technical feature known as “Segregated Witness” with the promise of increasing the number of transactions per second that can be handled on-chain and enabling so-called second layer solutions, such as the Lightning Network or payment channels, that have the potential to increase transaction throughput by processing certain transactions outside the main Bitcoin Blockchain, but which may fail to achieve the expected benefits or widespread adoption or lead to new or unanticipated problems, leading to a decline in public support for, and the price of, bitcoin.
•	As of the date of this Report, the largest 100 bitcoin wallets held a substantial amount of the outstanding supply of bitcoin and it is possible that some of these wallets are controlled by the same person or entity. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of bitcoin, even if each wallet individually only holds a small amount. As a result of this concentration of ownership, large sales by such holders could have an adverse effect on the market price of bitcoin.
•	Governance of the Bitcoin network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin network, which may stymie the Bitcoin network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Bitcoin network, especially long-term problems.
•	Over the past decade, bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit (“ASIC”) machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of bitcoin mining operations are not sufficiently high, including, but not limited to, due to an increase in electricity costs or a decline in the market price of bitcoin, or if bitcoin mining operations are unable to arrange alternative sources of financing (e.g., if lenders refuse to make loans to such miners), bitcoin miners are more likely to sell more bitcoins than they otherwise would, resulting in an increase in liquid supply of bitcoin, which would generally tend to reduce bitcoin’s market price.
•	To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Bitcoin
18

Blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.
•	Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed.
•	There are a small number of major suppliers of bitcoin mining hardware globally, and a significant amount of bitcoin mining hardware manufacturing is located in China. Mining hardware manufacturers may fail to supply the mining hardware due to their inability to manufacture sufficient mining hardware, whether due to shortages of components or resources such as semiconductors, or due to default, insolvency, or changes of laws and trade restrictions (including export/import restrictions, quotas or tariffs). Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of bitcoin mining hardware suppliers to supply miners with bitcoin mining hardware or create a shortage or lack of components necessary for their manufacture or repair. If bitcoin miners are unable to source mining hardware from those suppliers (for example due to overwhelming global demand for bitcoin miners, or due to trade restrictions, or other causes) at commercially reasonable prices, or at all, and replacement or substitute sources of bitcoin mining hardware prove to be unavailable, there could be a negative impact on bitcoin mining globally. These could affect the Bitcoin network by making it more difficult for transactions to be confirmed, increasing transaction costs, or affecting the Bitcoin network’s security, among other negative effects, any of which could negatively affect the value of bitcoin and consequently the Shares.
•	Many digital asset networks, including the Bitcoin network, face significant scaling challenges and may periodically be upgraded with various features designed to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the Bitcoin network and to the value of bitcoin.
•	The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Bitcoin network could damage that network.
•	In the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, on September 6, 2026, a vulnerability in the software underlying the Liquid Network, a Bitcoin sidechain, was exploited to withdraw approximately 4,000 bitcoin from the network’s reserves. The cryptography underlying bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of bitcoin and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like bitcoin. Advances in quantum computing create the risk that the cryptography underlying the Bitcoin network could become ineffective, which, if realized, could compromise the security of the Bitcoin network, or allow a malicious actor to compromise the wallets holding bitcoin owned by the Trust or others on the Bitcoin network, which would result in losses to Shareholders. The potential risks posed by advances in quantum computing have also attracted attention from U.S. policymakers. On August 24, 2026, the U.S. Department of the Treasury announced the establishment of a Quantum-Readiness Task Force to support the financial sector’s transition to post-quantum cryptography, including a workstream focused on digital assets and emerging technology risks. While various actors in the Bitcoin community are taking steps to enable the uses of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Bitcoin network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “-The Bitcoin network’s decentralized governance structure may negatively affect its ability to grow and respond to challenges” and “-A temporary or permanent “fork” could
19

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

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital asset industry, may amplify and/or accelerate these trends.

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

There remains substantial uncertainty regarding the regulation of digital assets, including bitcoin, and their markets, notwithstanding certain federal interpretive actions intended to provide additional clarity. On March 17, 2026, the SEC issued an interpretive release (the “Interpretive Release”) regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets, and the CFTC concurrently provided guidance that it and its staff will administer the Commodity Exchange Act consistent with that interpretation. Among other things, the Interpretive Release introduces a taxonomy for crypto assets; addresses how a non-security crypto asset may become subject to, and may cease to be subject to, an investment contract; and clarifies the application of the federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. Although the March 17, 2026 interpretive guidance may provide greater clarity in certain respects, this guidance is not binding law, may be revised, and does not eliminate uncertainty, particularly with respect to the regulatory treatment of specific activities or transactions involving crypto assets.

On August 18, 2026, the SEC proposed Regulation Crypto Assets, which would establish registration exemptions for certain investment contracts involving crypto assets and a conditional safe harbor addressing when a crypto asset ceases to be subject to an investment contract. The proposal has not been adopted, may be revised or withdrawn, and does not address exchange-traded products such as the Trust. The Sponsor cannot predict whether Regulation Crypto Assets will be adopted or how these or other regulatory developments could affect digital asset markets, the price of bitcoin or the value of the Shares.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin network were to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In May 2022, OFAC banned all U.S. persons from using Blender.io, a digital asset mixing application that operates on the Bitcoin Blockchain to obfuscate the origin, destination and counterparties of blockchain transactions, by adding certain digital asset wallet addresses associated with Blender.io to its Specially Designated Nationals list. Blender.io receives a variety of transactions and mixes them together before transmitting them to their ultimate destinations. On March 23, 2022, Lazarus Group, a state-sponsored cyber hacking group associated with North Korea, carried out a major virtual currency heist from a blockchain project linked to the online game Axie Infinity; Blender.io was used in processing some of the illicit proceeds. The U.S. Treasury Department’s press release announcing the sanctions on Blender.io observed that, while most virtual currency activity is licit, virtual currency can be used for illicit activity, including sanctions evasion, through mixers, peer-to-peer exchangers, darknet markets, and exchanges. This includes the facilitation of heists, ransomware schemes, and other cybercrimes. On October 19, 2023, FinCEN published proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in CVC transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Bitcoin Blockchain were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions - such as many digital asset platforms, or the Trust’s service providers, such as the Cash Custodian - to reduce support for or cease offering services for bitcoin or to the Trust, which could impair the utility of bitcoin, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations.

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

A number of foreign jurisdictions have taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022. MiCA came into effect in 2024, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. The transitional period for crypto-asset service providers under MiCA ended on July 1, 2026. In June 2026, the United Kingdom’s Financial Conduct Authority published final cryptoasset rules, which are expected to take effect in October 2027.

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

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which bitcoin is treated for classification and clearing purposes. In particular, although the Interpretive Release classified bitcoin as a digital commodity and not a security under the federal securities laws, bitcoin may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA. Alternatively, in the future a court or a future SEC administration could conclude that bitcoin is a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

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

On October 5, 2026, the CFTC issued an advance notice of proposed rulemaking concerning Regulation Crypto Asset Transactions (“Regulation CTX”) and Regulation Crypto Asset Markets (“Regulation CAM”), seeking comment on potential rules governing certain retail crypto asset transactions and an optional federal registration framework for crypto asset trading venues. The CFTC has not proposed or adopted rules through this notice, and any subsequent rulemaking could affect the operation of digital asset trading platforms, trading activity or liquidity in bitcoin markets, which could adversely affect the price of bitcoin and the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 8,300,000 Shares (332 Baskets) were redeemed during the quarter ended September 30, 2026.

Period	Total Number of Shares Redeemed	Average Price Per Share

07/01/26 to 07/31/26	—	$—
08/01/26 to 08/31/26	5,650,000	18.80
09/01/26 to 09/30/26	2,650,000	22.37
Total	8,300,000	$19.94

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
25

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

Date: November 13, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the Registrant.

